Form 10-Q
period 2016-06-30
RC-1, Inc.
filed 2016-08-12
CIK 1665598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-210960

RC-1, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1449268
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Sunrise Center Drive

Thomasville, NC 27360

(Address of principal executive offices)

800.348.2870

(Issuer’s telephone number)

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 7,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 30, 2016.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$51,053	$49,118
Total current assets	51,053	49,118

Fixed assets - net	116,667	136,667

Total Assets	$167,720	$185,785

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,475	$–
Accrued payables - related parties	150,000	120,000
Line of credit	75,000	76,459
Due to related parties	486,236	458,277
Accrued interest payable	18,668	14,918
Accrued interest payable - related party	67,027	50,322
Total current liabilities	800,406	719,976

Total Liabilities	800,406	719,976

Stockholders' Equity
Preferred stock, $.0010 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 7,929,581 shares issued and outstanding	792	792
Additional paid in capital	2,244,829	2,244,829
Accumulated deficit	(2,878,307)	(2,779,812)

Total Stockholders' Equity	(632,686)	(534,191)

Total Liabilities and Stockholders' Equity	$167,720	$185,785

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues	$–	$1,000	–	1,000

Cost of sales	–	–	–	–
Gross margin	–	1,000	–	1,000

Operating expenses:
Race expenses	–	2,014	–	16,618
Consulting - related parties	15,000	73,000	30,000	90,500
General and administrative	10,065	10,003	20,065	20,006
Professional fees	24,975	7,250	27,975	13,250
	50,040	92,267	78,040	140,374

Operating income (loss)	(50,040)	(91,267)	(78,040)	(139,374)

Other income (expense):
Interest expense	(10,341)	(7,039)	(20,455)	(14,079)
	(10,341)	(7,039)	(20,455)	(14,079)

Net Income Before Taxes	(60,381)	(98,306)	(98,495)	(153,453)

Income Tax Provision	–	–	–	–

Net income (loss)	$(60,381)	$(98,306)	(98,495)	(153,453)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding	7,929,581	7,929,581	7,929,581	7,929,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(98,495)	$(153,453)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	20,000	20,000

Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	3,475	(5,300)
Increase (decrease) in accounts payable - related parties	30,000	30,000
Increase in accrued interest	3,750	3,750
Increase in accrued interest-related parties	16,705	10,329

Net cash used for operating activities	(24,565)	(94,674)
.
Cash Flows From Investing Activities:
Assets purchased	–	–

Cash Flows From Financing Activities:
Repayments on line of credit	(1,459)	(1,727)
Proceeds from line of credit to related party	122,959	116,700
Repayments on line of credit to related party	(95,000)	(44,881)

Net cash provided by financing activities	26,500	70,092

Net Increase (Decrease) In Cash	1,935	(24,582)

Cash At The Beginning Of The Period	49,118	27,725

Cash At The End Of The Period	51,053	$3,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$–	$–
Income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company is currently considered to be in the development stage, and has generated only limited revenues from its activities in the racing business. R-Course Promotions, LLC was formed in the State of California on October 30, 2007. On June 1, 2009, in a merger classified as a transaction between parties under common control, the sole membership interest owner in R-Course Promotions, LLC exchanged 125,000 membership interests for 1,786 common shares in RC-1, Inc. Subsequent to the consummation of the merger, R-Course Promotions, LLC ceased to exist. The results of operations of RC-1, Inc. and R-Course Promotions, LLC have been combined from October 30, 2007 forward through the date of merger.

The Company is a motorsports marketing business focused primary in road racing events in North America utilizing NASCAR type competition equipment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the SEC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company maintains cash with a commercial bank. The deposits are made with a reputable financial institution and the Company does not anticipate realizing any losses from these deposits.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5 year life for racecars and equipment, 7 years for furniture and fixtures.

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of its accounts payable, note payable (current portion), line of credit, accrued expenses, and other current liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The majority of revenues are from consulting services provided at events which range from one day to one week in length. The Company also earns revenues from entering their race cars into events whereby there is a money purse for finishing positions. The revenues from these events are recognized upon completion of the contracted services. In the event that the Company’s revenues are for services provided under contracts greater than one month in length, the contracts will be billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the services are provided under the contract. Expenses associated with providing the services are recognized in the period the services are provided which coincides with when the revenue is earned.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive For the six months ended June 30, 2016 and year ended December 31, 2015 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 86.6% of the Company line of credit balances. See Note 4 for further discussion of line of credit terms and relationships.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

NOTE 3. GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. LINES OF CREDIT

	June 30, 2016	December 31, 2015
TVP Investments, LLC	$75,000	$75,000
Wells Fargo	–	1,459
	75,000	76,459
Less: current portion	(75,000)	(76,459)
Long-term portion	$–	$–

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10%. The maturity date is October 15, 2017.

The Company has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 27.99%.

As of June 30, 2016 and December 31, 2015, the Company has a line of credit balance of $75,000 and $76,459, respectively. As of June 30, 2016 and December 31, 2015, the Company had accrued interest on these lines of credit in the amounts of $18,668 and $14,918, respectively.

NOTE 5. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, none of which are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $.0001 per share.

There were no issuances of preferred or common stock during the six months ended June 30, 2016.

NOTE 6. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. As of June 30, 2016 and December 31, 2015, the Company had an accrued payable balance due to this related party of $150,000 and $120,000, respectively. During the three and six months ended June 30, 2016 and 2015, the Company incurred related party consulting expense of $15,000 and $30,000 respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of June 30, 2016 and December 31, 2015, the Company owed $226,864 and $155,364, respectively, in operating advances to this related party. As of June 30, 2016 and December 31, 2015, the Company had accrued interest on this line of credit in the amounts of $11,962 and $5,533, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of June 30, 2016 and December 31, 2015, the Company owed $259,372 and $302,913, respectively, in operating advances to this related party. As of June 30, 2016 and December 31, 2015, the Company had accrued interest on this line of credit in the amounts of $55,065 and $44,790, respectively.

NOTE 7. SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Business of The Company

We are a small auto competition and event management business that has participated primarily in NASCAR and IMSA sanctioned events. We utilize our racecars to provide marketing and branding services to client advertisers desiring to use our racecars to market their product or service by having our vehicles carry their corporate brand. We have conducted limited operations to date.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

The Company had $0 in revenue during the three months ended June 30, 2016 compared to $1,000 in revenue for the same period ended June 30, 2015.

Operating Expenses

For the three months ended June 30, 2016 operating expenses were $50,040 compared to $92,267 for the same period in 2015 for a decrease of $42,227. The decrease was primarily a result of a decrease in consulting to related parties. General and administrative expenses remained approximately the same while professional fees increased in 2015 to $24,975 from $7,250 for the same period in 2015.

Interest and Financing Costs

Interest expense was $10,341 for the three months ended June 30, 2016 compared to $7,039 in the three months ended June 30, 2015. The interest expense for 2016 was higher than the same period in 2015 due to increased borrowing by the company.

Net Income (Loss)

The Company incurred losses of $60,381 in the three months ended June 30, 2016 compared to $98,306 during the three months ended June 30, 2015 due to the factors discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

The Company realized $0 in revenue during the six months ended June 30, 2016 and $1,000 in revenue for the six months ended June 30, 2015.

Operating Expenses

For the six months ended June 30, 2016 operating expenses were $78,040 compared to $140,374 for the same period in 2015 for a decrease of $62,334.  The decrease was primarily a result of a decrease in related party consulting which was $30,000 in 2016 compared to $90,500 in the same period in 2015.

Interest and Financing Costs

Interest expense was $20,455 for the six months ended June 30, 2016 compared to $14,079 in the six months ended June 30, 2015.

Net Income (Loss)

The Company incurred losses of $98,495 in the six months ended June 30, 2016 compared to $153,453 during the six months ended June 30, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company has a minimum cash balance available for payment of ongoing operating expenses and has incurred losses since inception and anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

The Company had $51,053 in cash at June 30, 2016 with availability on our combined line(s) of credit of $841,764. We had a working capital deficit of $749,353.

Operating activities

During the six months ended June 30, 2016, we used $24,565 in operating activities compared to $94,674 during the six months ended June 30, 2015, a decrease of $70,018. The decrease between the two periods was largely due to a $54,958 reduction in losses.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended June 30, 2016 and the same for the period in 2015.

Financing activities

During the six months ended June 30, 2016, we generated $26,500 from financing activities compared to $70,092 for the same period ended June 30, 2015, a decrease of $43,592. The decrease in financing activities is due to a decrease in operating activities.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our Chief Executive Officer as of the end of the period covered by this report, our Chief Executive Officer concluded that our disclosure controls and procedures have not been effective as a result of a weakness in the design of internal control over financial reporting identified below.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

This quarterly report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended June 30, 2016, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RC-1, INC.

August 12, 2016

By: /s/ Kevin P. O'Connell

Kevin P. O'Connelll

Chief Executive Officer

