Form 10-Q
period 2016-09-30
RC-1, Inc.
filed 2016-11-18
CIK 1665598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were 7,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on September 30, 2016.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$45,458	$49,118
Total current assets	45,458	49,118

Fixed assets - net	106,667	136,667

Total Assets	$152,125	$185,785

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$24,015	$–
Accrued payables - related parties	165,000	120,000
Line of credit	75,000	76,459
Line of credit - related parties	500,536	458,277
Accrued interest payable	20,543	14,918
Accrued interest payable - related party	76,040	50,322
Total current liabilities	861,134	719,976

Total Liabilities	861,134	719,976

Stockholders' Equity
Preferred stock, $.0010 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 7,929,581 shares issued and outstanding	792	792
Additional paid in capital	2,244,829	2,244,829
Accumulated deficit	(2,954,630)	(2,779,812)

Total Stockholders' Equity	(709,009)	(534,191)

Total Liabilities and Stockholders' Equity	$152,125	$185,785

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revenues	$–	$–	$–	$1,000

Cost of sales	–	–	–	–
Gross margin	–	–	–	1,000

Operating expenses:
Race expenses	15,003	10,500	15,003	27,118
Consulting to related parties	15,000	62,500	45,000	153,000
General and administrative	13,030	10,000	33,095	30,006
Professional fees	22,402	3,250	50,377	15,750
	65,435	86,250	143,475	225,874

Operating income (loss)	(65,435)	(86,250)	(143,475)	(224,874)

Other income (expense):
Interest expense	(1,875)	(2,090)	(5,625)	(5,840)
Interest expense - related parties	(9,013)	(5,164)	(25,718)	(15,493)
	(10,888)	(7,254)	(31,343)	(21,333)

Net Income Before Taxes	(76,323)	(93,504)	(174,818)	(246,207)

Income Tax Provision	–	–	–	–

Net income (loss)	$(76,323)	$(93,504)	$(174,818)	$(246,207)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	7,929,581	7,929,581	7,929,581	7,929,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$(174,818)	$(246,207)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	30,000	30,000
Changes in Operating Assets and Liabilities
Increase (decrease) in accounts payable	24,015	(13,300)
Increase in accounts payable - related parties	45,000	45,000
Increase in accrued interest	5,625	5,625
Increase in accrued interest-related parties	25,718	15,493

Net cash used for operating activities	(44,460)	(163,389)

Cash Flows From Investing Activities:
Assets purchased	–	–

Cash Flows From Financing Activities:
Repayments on line of credit	(1,459)	(2,226)
Proceeds from line of credit to related party	187,359	245,664
Repayments on line of credit to related party	(145,100)	(66,126)

Net cash provided by financing activities	40,800	177,312

Net Increase (Decrease) In Cash	(3,660)	13,923

Cash At The Beginning Of The Period	49,118	27,725

Cash At The End Of The Period	$45,458	$41,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
Interest	$–	$–
Income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

Interim Financial Statements

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the SEC.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the nine months ended September 30, 2016 and year ended December 31, 2015 there were no potentially dilutive shares.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. As of September 30, 2016, and December 31, 2015, the Company had an accrued payable balance due to this related party of $165,000 and $120,000, respectively. During the three months ended September 30, 2016 and 2015, the Company incurred related party consulting expense of $15,000 and $45,000 respectively. During the nine months ended September 30, 2016 and 2015, the Company incurred related party consulting expense of $ $45,000 respectively.

On January 1, 2014, the Company entered into an event services agreement with an event services company that is owned and controlled by an individual who is also the owner and controller of a separate company that became an owner of 16.6% of the Company's issued and outstanding common shares on June 15, 2014. During the three months ended September 30, 2016 and 2015, the Company incurred and paid $0 and $47,500, respectively, in consulting fees to this event services company. During the nine months ended September 30, 2016 and 2015, the Company incurred $0 and $108,000, respectively, in consulting fees to this event services company.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of September 30, 2016, and December 31, 2015, the Company owed $178,164 and $155,364, respectively, in operating advances to this related party. As of September 30, 2016, and December 31, 2015, the Company had accrued interest on this line of credit in the amounts of $15,606 and $5,532, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of September 30, 2016, and December 31, 2015, the Company owed $322,372 and $302,913, respectively, in operating advances to this related party. As of September 30, 2016, and December 31, 2015, the Company had accrued interest on this line of credit in the amounts of $60,434 and $44,790, respectively.

NOTE 5. SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

BUSINESS OF THE COMPANY

Background

We are a development stage small motorsports production company which was originally organized in 2007 to participate in “Road Racing” motorsports events organized by several motorsports sanctioning bodies such as The National Association for Stock Car Auto Racing ("NASCAR"), and The International Motorsports Association ("IMSA"). The Road Racing motorsports events require the use of “Stock Cars” that are professionally modified for Road Racing, and “Sports Cars” that are specifically manufactured for competition Road Racing. The Company's principal executive offices are located at 110 Sunrise Center Drive, Thomasville, NC 27360 and its telephone number is (760) 230-1617

We are focused on ways to attract new sponsors, agency clients and collect money purses for finishing positions. The Company engages in regional and national motorsports events involving road course racing. The Company has the potential to earn revenues in multiple ways. The Company owns three race cars which it uses for promotional and marketing operations as well as from time to time enters into races for a chance at winning purse money. Only if the Company race car finishes in a top position, will it earn purse money. The Company’s target revenue stream is to actively market its advertising services in the mobile billboard industry. The Company also plans to negotiate sponsorship deals with other race teams whereby the Company acts as an agent to sell advertising sponsorship packages.

In 2012, we commenced offering racing production and management services to potential clients that wish to participate in motorsports racing. Our production services range from producing a full "turnkey" motorsports racing team, to sourcing or providing management of, or access to, any part of equipment or human services required to participate in one or more racing events. The following is a list of some of what services we offer to potential clients:

Acting as consultant and liaison between the client and the sanctioning body so that the client is able to participate in motorsport events.

Sourcing of:
fully prepared and ready for racing racecars
racing driver(s)
crew chiefs
car chiefs
Mechanic crews
"Over the wall" pit crews

Producing pre- and post-race social events

Among our potential clients are racing drivers who wish to participate in sanctioned racing events; businesses that wish to market their brand through participation in sanctioned racing events; businesses which wish to stage hosting and promotional parties and events before, during and after sanctioned race events, and race teams that are unfamiliar with particular racing series event and require our assistance to participate in such racing series.

In 2015, we participated in the following NASCAR sanctioned events:

Date	Series	Track	Name of Event
3/13/15	NASCAR Mexico Series	Phoenix International Raceway
5/17/15	NASCAR Canadian Pinty Series	Bowmanville, Canada
8/29/2015	NASCAR Xfinity Series	Road America, Wisconsin	Road America 180
8/8/2015	NASCAR Xfinity Series	Watkins Glen, New York	Zippo 200

In 2016, when we enter a racing event for marketing purposes, we intend to use our own vehicles, and equipment, or lease a vehicle for the event. Also, when we use our own vehicles in an event, we expect to offer advertising space on our vehicles to clients desiring to use our cars and equipment to display and market their product or services by having the client's logo prominently appear on the vehicle. Our ability to attract clients for our production services or advertising services will, in part, be dependent upon the success of our drivers and racecars in the races we may decide to enter. We believe that if we win, or finish within the top 20 finishing places in a race, our ability to attract clients for our production services and advertisers will be enhanced. There can be no assurance that we will be able to secure clients for our production services nor advertisers for our vehicles.

PLAN OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

The Company had no revenue during the three months ended September 30, 2016 and September 30, 2015.

Operating Expenses

For the three months ended September 30, 2016 operating expenses were $65,435 compared to $86,250 for the same period in 2015 for a decrease of $20,815. The decrease was primarily a result of the decrease in Consulting to Related Parties to $15,000 from $62,500.

Interest and Financing Costs

Interest expense to unrelated parties was $1,875 for the three months ended September 30, 2016 compared to $2,090 in the three months ended September 30, 2015. Interest expense accrued to related parties for the three months ended September 30, 2016 was $9,013 as compared to $5,164 for the three months ended September 30, 2015.

Net Income (Loss)

The Company incurred losses of $76,323 for the three months ended September 30, 2016 compared to $93,504 during the three months ended September 30, 2015 due to the factors discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

The Company had no revenue during the three months ended September 30, 2016 compared to $1,000 for the same period ended September 30, 2015.

Operating Expenses

For the nine months ended September 30, 2016 operating expenses were $143,475 compared to $225,874 for the same period in 2015 for a decrease of $82,399. The decrease was primarily a result of the decrease in Consulting to Related Parties to $45,000 from $153,000 and a decrease in Race Expenses to $15,003 compared to $27,118 for the same period in 2015.

Interest and Financing Costs

Interest expense to unrelated parties was $5,625 for the nine months ended September 30, 2016 compared to $5,840 in the nine months ended September 30, 2015. Interest expense accrued to related parties for the nine months ended September 30, 2016 was $25,718 as compared to $15,495 for the nine months ended September 30, 2015.

Net Income (Loss)

The Company incurred losses of $174,818 in the nine months ended September 30, 2016 compared to $246,207 during the nine months ended September 30, 2015 due to the factors discussed above.

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

The Company had $45,458 in cash at September 30, 2016 with availability on our related party line of credit with General Pacific Partners, LLC of $421,536. We had a working capital deficit of $815,676.

Operating activities

During the nine months ended September 30, 2016, we used $44,460 in operating activities compared to $163,389 during the nine months ended September 30, 2015, a decrease of $118,929. The decrease between the two periods was largely due to a reduction in operating costs paid and an increase in accounts payable in 2016.

Investing activities

We neither generated nor used cash flow in investing activities during the nine months ended September 30, 2016 and the same for the period in 2015.

Financing activities

During the nine months ended September 30, 2016, we generated $40,800 from financing activities compared to $177,312 for the same period ended September 30, 2015, a decrease of $136,512. The change was due primarily to the reduction in operating costs paid in 2016 and increases in accounts payable and accrued expenses. This resulted in decreased need to borrow on available lines of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2016, there were no sales of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2016, the Company had no senior securities issued and outstanding.

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

November 18, 2016

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

