Form 10-K
period 2016-12-31
RC-1, Inc.
filed 2017-04-06
CIK 1665598

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-210960

RC-1, INC.

(Exact name of Registrant as specified in its charter)

Nevada	26-1449268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Sunrise Center Drive Thomasville, NC	27360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: Phone: 760) 230-1617

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No ☒

As of March 6, 2017 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,244,437 based on of the last price at which the Company sold its shares ($0.15 per share of common stock) as of December 31, 2016.

On March 31, 2017, we had 8,296,248 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2016

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I

ITEM 1 – BUSINESS

History

We were organized in October of 2007 as R-Course Promotions, LLC, a California limited liability company. At the time of our formation, Kevin O'Connell was the managing member of our company and the sole member of General Pacific Partners, LLC ("GPP"), a California limited liability company. At our inception, GPP owned a majority of R-Course Promotions, LLC membership interests. In May of 2009, R-Course Promotions, LLC was merged with RC-1, Inc., a Nevada corporation with no prior operations. The reason for the merger was the potential liquidity for our shareholders. As of May 31, 2016, Kevin O'Connell is the Managing Member of (a) GPP, (b) Devcap, (c) Revete, and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 63,5% of our outstanding common shares.

We are a development stage small motorsports company which was organized to participate in “Road Racing” motorsports events organized by several motorsports sanctioning bodies such as The National Association for Stock Car Auto Racing ("NASCAR"), and The International Motorsports Association ("IMSA") and the Sports Car Vintage Racing Association (SVRA). The Road Racing motorsports events require the use of “Stock Cars” that are professionally modified for Road Racing, and “Sports Cars” that are specifically manufactured for competition Road Racing. From inception through December 31, 2016, we participated in racing events by exclusively leasing vehicles from unaffiliated third parties for each racing event in which we participated. In June of 2014, we acquired 3 vehicles; a Chevrolet Monte Carlo Super Sport fully equipped Stock Car; a Chevrolet Monte Carlo Super Sport "Roller" (a Roller is a Stock Car that is complete with all of the required racing components, but without a competition engine and transmission; and a 2012 Ford BOSS Mustang R (the "Mustang R). In March of 2017, the Ford BOSS Mustang R was sold for $125,000 and 833,333 shares of our common stock was returned to the company.

In 2012, we commenced offering racing production services to potential clients that wish to participate in motorsports racing. Our production services include producing a full motorsports racing team for clients by providing, a full "turnkey" Racing Team, to enable a client to participate in one or more racing event as a Team Owner, or providing management of, or access to, any part of equipment or human services required to participate in a racing event, including:

•	fully prepared racing cars

•	decaling the race cars

•	driver(s)

•	crew chiefs

•	car chiefs

•	mechanic crews

•	"over the wall" pit crews

•	liaison between the client and the sanctioning body (entry fees, equipment specifications and membership)

•	pre- and post-race social events

Background

The National Association for Stock Car Auto Racing (NASCAR) is a family-owned and -operated business that sanctions and governs multiple auto racing sports events. NASCAR is the largest sanctioning body of stock car in the United States. The three largest racing series sanctioned by NASCAR are the Monster NASCAR Cup Series Monster Energy , the Xfinity Xfinity Series and the Camping World Truck Series. NASCAR also oversees the Whelen Modified Tour and the NASCAR Iracing.com Series. NASCAR sanctions over 1500 races at over 100 tracks in 39 US states and Canada. NASCAR has presented exhibition races at the circuits in Japan, Mexico and Australia. NASCAR is a separate and distinct entity from us and we do not have any formal contractual arrangements with NASCAR. We have participated in over twenty five NASCAR sanctioned and embodied road racing events both regionally and nationally to date.

The International Motor Sports Association ("IMSA") is an auto racing sanctioning body based in Daytona Beach, Florida, United States. Beginning in 2014, IMSA became the sanctioning body of the WeatherTech SportsCar Championship, the premier road racing series resulting from the merger of the former Grand-Am Road Racing and the American Le Mans Series.

The Sports Car Vintage Racing Association ("SVRA") is the largest and one of the oldest Vintage Racing organization in the United States. SVRA now has to over 1,200 members. SVRA conducts Vintage events at legendary race tracks throughout the country The series accepts entries that feature classic MGs, Triumphs, BMWs, Allards, Jaguars, and Lotuses as well as contemporary Camaros, Audis, Porsches and Corvettes among others.

The Vintage Auto Racing Association ("VARA") is the largest vintage car racing member organization on the West Coast of the United States. Race fields are made up of production and sports cars through 1979.

The "Toyota Southwest Superlates" Series (SWS) is owned by the operators of Willow Springs International Raceway in Rosamond, California. It is presently run only at the Willow Springs International Raceway in Lancaster, California.

In addition to motorsports production services, we expect revenue to be derived from the sale of advertising space on each vehicle we enter in race and from winning a share of the “cash purses” that are provided by Sanctioning Organizations, Promoters and Sponsors of the events. In addition, we expect to utilize our race cars to provide marketing and public corporate branding services to clients desiring to use our cars and equipment to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to attract advertisers will, in part, be dependent upon the success of our racecars in the races we may decide to enter. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract advertisers will be enhanced. Further, our past record of sporadic "Top 10" finishing places, has diminished our ability to attract advertisers.

Competition Events Attended

Since inception, we have participated in various NASCAR, IMSA and SVRA road course events using road racing prepared race cars. For these events, we either entered our own race cars for competition in the event or leased race cars as a part of an overall vendor relationship.

We participated in limited road racing events 2014, 2015 and 2016. We did have a regular racing schedule with a regional sanctioning body, the Toyota Southwest Superlate Model Series. Below is a list of 2014 and 2015 and 2016 events attended:

	Toyota Southwest Superlates
	2014 Schedule
Date	Location	Purse
4/19/2014	Willow Springs Raceway, Rosamond, CA	$400
5/31/2014	Willow Springs Raceway, Rosamond, CA	$0
6/21/2014	Willow Springs Raceway, Rosamond, CA	$600
7/19/2014	Willow Springs Raceway, Rosamond, CA	$400
8/30/2014	Willow Springs Raceway, Rosamond, CA	$0
9/21/2014	Willow Springs Raceway, Rosamond, CA	$1,500
11/9/2014	Willow Springs Raceway, Rosamond, CA	$400
12/14/2014	Willow Springs Raceway, Rosamond, CA	$5,000

	Toyota Southwest Superlates
	2015 Schedule
Date	Location	Purse
5/30/2015	Willow Springs Raceway, Rosamond, CA	$0
6/27/2015	Willow Springs Raceway, Rosamond, CA	$0
7/18/2015	Willow Springs Raceway, Rosamond, CA	$0
8/29/2015	Willow Springs Raceway, Rosamond, CA	$0
9/19/2015	Willow Springs Raceway, Rosamond, CA	$0
11/7/2015	Willow Springs Raceway, Rosamond, CA	$0

	NASCAR
3/13/2015	Phoenix International Raceway	$0
5/17/2015	Canadian Tire Motorsports Park	$0
8/8/2015	Xfinity Series Watkins Glen, NY	$0
8/29/2015	Xfinity Series, Road America Wisconsin	$0

SVRA
2016 Schedule
9/17/2016	Coronado Annual Speed Fest	$0

Sanctioning Bodies

Sports Car Vintage Racing Association (SVRA)

The Sports car Vintage Racing Association (SVRA) is the largest and one of the oldest Vintage Racing organization in the United States. SVRA now has to over 1,200 members. SVRA conducts Vintage events at legendary race tracks throughout the country The series accepts entries that feature classic MGs, Triumphs, BMWs, Allards, Jaguars, and Lotuses as well as contemporary Camaros, Audis, Porsches and Corvettes among others.

NASCAR Monster Energy Cup Series

The NASCAR Monster Energy NASCAR Cup Series is the sport's highest level of professional competition. It is consequently the most popular and most profitable NASCAR series. Since 2001, the Monster Energy NASCAR Cup season has consisted of approximately thirty six (36) races over 10 months.

NASCAR Xfinity Series

The NASCAR Xfinity Series (formerly Nationwide Series) is the second-highest level of professional competition in NASCAR today.

International Motor Sports Association (IMSA)

The International Motorsports Association (IMSA) is an auto racing sanctioning body based in Daytona Beach, Florida, United States. Beginning in 2014, IMSA is the sanctioning body of the WeatherTech Sports Car Championship the premier series resulting from the merger of Grand Am and the American LeMans Series presented by Tequilia Patron.

ARCA

The ARCA Racing Series powered by Menards is American stock car series, the premier division of the ARCA. It is considered professional league of stock car racing, perhaps two steps down from the top-level NASCAR Monster Energy Cup & Xfinity Series. Though some events occur the same weekend as NASCAR events, the Series is not affiliated with NASCAR.

Revenues

We expect to have three revenue streams for our business.

PRODUCTION SERVICES

In 2012, we commenced offering consulting and management services to potential clients that wish to participate in motorsports racing. Our services include providing, sourcing and managing a full "turnkey" racing car and race team, and all ancillary equipment and services to enable a client to participate in a racing event as a Team Owner, or providing management of, or access to, any part of equipment or human services required to participate in a racing event, including:

•	fully prepared racing cars
•	decaling the race cars
•	driver(s)
•	crew chiefs
•	mechanic crews
•	"over the wall" pit crews
•	liaison between the client and the sanctioning body (entry fees, equipment specifications and membership)
•	pre- and post-race social events

Our fees for this management ranges from 5% to 10% of the total budget for the event.

On January 1, 2014, the Company entered into an event services agreement with Carolina Pro Am Services, Inc., ("Carolina") a company owned and controlled by Richard Ware who is also the owner and controller of a Rick Ware Racing LLC. Rick Ware Racing LLC is the owner of 16.6% of our issued and outstanding common shares. During the years ended December 31, 2016 and 2015 the Company paid $-0-and $125,500 respectively to Carolina.

ADVERTISING REVENUE

The second potential source of revenue is from direct advertising from companies interested in advertising their product or service on our racing equipment. Though this part of our business, we offer a client access to national television, spectator sports and social media concurrently or individually depending on the racing series and venue. We believe we can attract advertising clients because the client's brand will be displayed on the following outlets:

National Television – NASCAR and IMSA races are live broadcasts. With their logos and brands displayed on our race vehicles, our client can expose their products or services to consumers.

Spectator Sports – In each racing event there are spectators that pay a gate attendance ticket fees to view events in person. With our client’s logos and brands displayed on our race vehicles, the client can expose their products or services to consumers, in this case live spectators.

Social Media – Through the proliferation of social media, fans, teams, sanctioning bodies, driver and spectators have access to real time information and a place to share their ideas and messaging. Our clients benefit from these activities as their logo and brand receive additional exposure and real time commentary.

In certain cases where a custom solution is required to accommodate the client, we will modify or revenue model and adjust fees accordingly either increased, decreased or with terms.

RACE PURSES

Revenue is expected to be derived from our winning a share of cash purses that are provided by event advertisers and sanctioning bodies. Purse for the events we participate in can range from $0 to $100,000 for the sanctioning bodies we compete within. The winning purses we have received have been in regional events only.

We have had no present commitments from prospective advertisers. There can be no assurance that we will be able to obtain any such sponsor revenue or management clients in the future. We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our overall business plans.

Acquisitions of Competition Equipment

In June of 2014, we acquired two (2) NASCAR type stock cars for competition in SVRA vintage racing events. The first race car is considered a “complete roller”. A “complete roller” is a purpose-built race car that is complete with all of the required racing components in place minus a competition engine and transmission. The engine and transmission can be purchased or leased.

The second racing vehicle our company acquired is a “turnkey “ NASCAR type road course stock car acquired in with all racing components including a racing engine and transmission.

The NASCAR stock cars were acquired from Cassin Farlow, LLC for 1,200,000 common shares on May 1, 2014. Cassin Farlow’s majority shareholder is Augustus B. O’Connell, father of Kevin O’Connell.

In addition, in June of 2014, we acquired a Ford "BOSS" road racing Mustang race car used in competition in the Grand Am Rolex Series. This model Boss Mustang is a custom built model specially configured for road racing. We intend to use this vehicle in SVRA Vintage racing competition. We acquired the Ford BOSS Mustang for $200,000. The debt of $200,000 was immediately converted into 1,333,333 common shares of the Company at a conversion rate of $0.15 per share pursuant to a debt to equity conversion agreement executed on May 1, 2014. In March of 2017, we sold the Ford BOSS Mustang R back to the original seller for $125,000 and received 833,333 of our shares of common stock back as compensation.

Operating Budget

Expected management estimates for the cost of operating the business through March 31, 2018 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in air and rental cars.

In future events, we will determine what chassis, car, engine and transmission we intend enter. Our decision will be based upon the characteristics of the race venue and the suitability of the chassis and combination to race at the particular track and expected conditions. The limitations of our operating budget will also be a factor.

Our ability to attract advertisers and management clients will be dependent upon the success of our racecars in the races we enter. We believe that if our cars are successful, or finish within the top 10 finishing places in any race, our ability to attract business will be enhanced. Our past record of inconsistent finishing places, has diminished our ability to attract regular business.

In addition, we have received revenue for the events in which we qualified to enter for races during the periods of 2008 through 2016. Our losses from inception through the period ended December 31, 2016 was $3,006,457.

For the year ended December 31, 2016 we had limited revenue from marketing or sponsorships and had limited purse winnings. We incurred a loss of $226,645 which represented a decrease from a loss of $306,957 for the year ended December 31, 2015. The decrease in loss for 2016 is attributable to a decrease in racing events entered during the year for which the Company incurred race related expenses and a decrease in related party expenses. We had revenue of $15,000 for the year ended December 31, 2016 and $1,000 for the year ended December 31, 2015.

Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

Lines of Credit

On October 1, 2009 General Pacific Partners, LLC ("GPP") one of our principal shareholders, established a line of credit of $600,000. The receipt of funds from this line of credit is subject to the approval of Mr. O'Connell. As of December 31, 2016, $416,836 the Line of Credit was available. The terms of the line of credit provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the 8% (eight percent) Line of Credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

On August 1, 2013, Devcap Partners, LLC, ("Devcap") a Texas limited liability company that is wholly owned and managed by Mr. O'Connell, established a line of credit of $300,000. On January 1st ,2016 the line of credit was extended to $500,000. The terms of the line of credit contain annualized interest of 8%, quarterly interest payments to be paid by the Company on the outstanding balance. Mr. O'Connell may have a conflict of interest should we determine to draw upon the Line of Credit. He will have to determine, as the Managing Member of Devcap, whether it is in the best interest of Devcap to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down. At December 31, 2016, $167,353of credit was available on this line.

On October 15, 2012 TVP Investments, LLC established a Line of Credit of $500,000. TVP Investments, LLC is a Georgia limited liability company. As of December 31, 2016, we had drawn $75,000 of principal on this Line of Credit and had accrued interest of $22,418. The terms of this Line of Credit contain annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter.

Capital Requirements

Expected management estimates for the cost of operating the business through March 31, 2018 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

There can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Meeting our capital requirements will be directly contingent on Mr. O'Connell and his related businesses and his decision to advance us capital in the event that we are not able to raise capital from other sources.

Additionally, our ability to attract lessees for our race cars and clients for our consulting and advertising business will, in part, be dependent upon the success of our lessees in the races in which they compete. The race event finishing positions, especially finishing among the first ten places, will enhance our ability to attract capital and event to offset the cost of competing in racing events. Should our lessees compete in races in which they finish in other than the first ten finishing places, those lessees ability to attract advertisers and advertising and promotion monies may be diminished.

Marketing

We depend upon our officers for all marketing activities. We intend to hire a marketing and sales person to pursue our offerings of motorsports production services. However, we will not be able to hire such a person until we have the financial resources to do so.

Competition

We principally compete with other racing teams and advertising companies that are much larger, well known, better established and have greater financial resources than us. We do not consider the Company to be a factor in the overall racing industry. We will also compete for advertising dollars with other sports such as football, baseball, basketball, hockey, tennis and golf and with other live entertainment and popular recreational activities. We also compete with other consultant and management companies that are much larger and have a longer history and are better established for clients in our Consulting and Management business. Depending on our success in funding our operations, we intend on entering between four and ten events on an annual basis. The events attended are dependent on our success in raising capital from sources other than our lines of credit from General Pacific Partners, LLC and TVP Investments LLC.

Relationship with our majority shareholder

As of May 31, 2016, Kevin O'Connell is the Managing Member of (a) GPP, (b) Devcap, (c) Revete and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 63.5% of our outstanding common shares.

Since the inception of the company we have borrowed monies from GPP, Devcap, Kevin P. O’Connell and his affiliates.

On September 1, 2009, the Company established a $600,000 unsecured line of credit with GPP. The terms of the Line of Credit provide for interest at 8% per annum on all balances; quarterly interest payments outstanding balances and is limited to a maximum quarterly draw down on the line of $100,000. On June 2, 2014 $295,306 due on the Line of Credit was converted into 1,968,704 shares of common stock in the Company. As of January 1, 2016 there was $416,836 available on the GPP line of credit. GPP is a company whose management and majority membership interests are held by Mr. O’Connell, the President of the Company.

On August 1, 2013 the Company established a $300,000 unsecured line of credit with Devcap. On January 1st, 2016 the line was increased to $500,000. The terms of the Line of Credit provide for interest at 8% per annum. On June 2, 2014, $85,690 due on the 8% (eight percent) Line of Credit was converted into 571,267 shares of common stock in the Company. As of December 31, 2016, there was $167,353 available on the Devcap line of credit. Devcap is a company whose management and majority membership interests are held by Mr. O’Connell.

The Company has recurring losses from operations and our auditor has stated that there is substantial doubt about the Company's ability to continue as a going concern. Further, continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. (see "Risk Factors" starting on Page 6 above). The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved.

Without additional funding, the Company could discontinue operations. We have $49,900 in cash as of December 31, 2016 and our monthly expenses are approximately $22,000. We will need to obtain additional funding to maintain continuing operations and there can be no assurance that such funding is, or will become available.

Facilities and Maintenance

Maintenance and race set up is an ongoing effort in auto racing. Mr. O'Connell manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events. Our race cars are managed for racing from a facility in Thomasville, North Carolina owned by Rick Ware, a non-affiliated party. In January of 2017 we entered into a lease for warehouse space at, 110 Sunrise Center Drive, Thomasville, NC for a three year term for which we issued 1,200,000 common shares at $.15 per share to Rick Ware Racing, LLC.

There can be no assurance that our vehicles will be competitive or qualify for each, or any sanctioned event entered. If we are not as successful competitively, we could have a more difficult time attracting and maintaining advertisers, drivers and crews which in turn could impact our ability to attract and maintain advertisers. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

Employees

As of December 31, 2016, we had no full-time employees. Our only employees consist of 2 management personnel, all of whom devote 30% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Implications of Being an Emerging Growth Company

We are an “Emerging Growth Company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2013, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We could remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

We are also considered a "smaller reporting company,"  If we are still considered a "smaller reporting company" at such time as we cease to be an "emerging growth company," we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an "emerging growth company" or a "smaller reporting company."

For more information, please see our Risk Factor entitled “As an “emerging growth company” under the Jumpstart our Business Startups Act (JOBS Act), we are permitted to rely on exemptions from certain disclosure requirements.”

ITEM 1-A

RISK FACTORS

There are many important factors that have affected, and in the future could affect our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. Other factors not identified herein could also have such an effect.

We have a limited operating history, with historical losses.

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We intend to use race cars to market and promote the services of potential clients. We contemplate that we will further develop our racing operations into which we will reinvest all profits, if any, into the Company.

We estimate that for the 12 months ending December 31, 2017, the cost of operating the business will require additional capital of a minimum of three hundred thousand dollars ($300,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise $300,000 in additional capital to fund our operations through December 31, 2017 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Our existing principal stockholders exercise control of our Company.

As of May 31, 2016, Kevin O'Connell is the Managing Member of (a) GPP, (b) Devcap, (c) Revete, and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 63.5% of our outstanding common shares.

In addition, GPP has established a line of credit of $600,000. The receipt of funds from this line of credit is subject to the approval of Mr. O'Connell. As of December 31, 2016 there is $416,836 available on this Line of Credit. The terms of the line of credit contains annualized interest of 8%, quarterly interest payments paid by the Company on outstanding balances and requires a maximum quarterly draw down on the line of $100,000 per quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

Further, Mr. O’Connell, will be able to determine the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

We must enter into and maintain a good working relationship with the NASCAR, IMSA and SVRA as well as other sanctioning bodies relevant to our business.

To be successful, we must create and maintain a good working relationship with the sanctioning body of our racing events we participate in with NASCAR, IMSA, and SVRA being of most importance. Without a good relationship with the sanctioning bodies, they may, at their sole discretion disallow our company and clients from competing in any or all of their sanctioned events for an indefinite period of time. We do not have any continuing contractual relationship with these sanctioning bodies and may not be able to enter into any agreements to participate in racing events on terms acceptable to us.

Our racecars are subject to changes in technology and competitiveness.

In June of 2014, we acquired 3 vehicles; a Chevrolet Monte Carlo Super Sport fully equipped Stock Car; a Chevrolet Monte Carlo Super Sport "Roller" (a Roller is a Stock Car that is complete with all of the required racing components, but without a competition engine and transmission; and a 2012 Ford BOSS Mustang R (the "Mustang R). These vehicles contain current technologies that may cease to be legal or competitive as the rules, and regulations of NASCAR, IMSA and SVRA are modified and technologies are updated. Additionally, governing sanctioning bodies are expected to regularly hold discussions with the manufacturers and competitors regarding implementing updated models and technologies that may have an adverse effect on our Company. To the extent that sanctioning bodies may change their rules and regulations so that our racecars do not comply with the changed rules or regulations, our business will be adversely affected.

Our racing operations face competition for marketing and advertising dollars.

We compete for marketing and advertising dollars with other motorsports teams and with sports such as football, baseball, basketball, hockey, tennis and golf and with other entertainment and recreational activities. In the event that fan interest in motorsports declines motorsports might not be as attractive to the potential clients, which could have an adverse effect on our operations.

There can be no assurance that our team will be competitive or qualify for each, or any NASCAR, IMSA or SVRA sanctioned event entered. Qualification, by speed trial racing in NASCAR races, is only required in special events. IMSA sanctioned events are not limited by qualifying, but rather may be limited by the racing venue and the size of the paddocks that would be used to support the race cars and teams before, during and after the racing events. If we are not successful competitively, we could have a more difficult time attracting and maintaining clients, quality drivers and crews which in turn could impact our ability to attract production, marketing and advertising dollars. We compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position.

We may not be able to lease or obtain certain race cars as needed for specific events.

Our ability to compete in race events is contingent upon our ability to configure our owned vehicles, or lease vehicles for specific series when needed. There can be no assurance that our vehicles will be able meet specifications for a race series we would intend to enter or that we would be able to lease a suitable race vehicle when needed or be able to negotiate a lease fee that we deem reasonable.

The success of our operations will be dependent upon the success of our racing team.

Our ability to fully implement our business plan and the success of our operations will be dependent upon the success of our racing team. If our racing team fails to qualify for races or finishes poorly in races on a regular basis, the success of our operations will be adversely impacted. Racing teams that fail to qualify for events cannot generate any purse revenue and may experience a reduction in fan and advertisers interest. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract advertisers will be enhanced. However, our past record of sporadic "Top 20" finishing places has diminished our ability to attract advertisers. There can be no assurance that we will win or compete successfully in any event.

In racing events that we determined to enter, we have always qualified to race. However, we have finished poorly in these events and have not received any purse money if finishing positions fall outside of the top 30 places. A low finishing position for any event may or may not be a direct result of the team’s activities and efforts, and all racing teams in competition face the same uncertain results. There can be no assurance that we will win any purse money and the denomination of such purse money could have any effect upon our ability to fund our operations.

We may incur liability for personal injuries.

Racing events can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that in our judgment are sufficient to protect us from material financial loss due to liability for personal injuries sustained by, or death of, our personnel or spectators in the ordinary course of our business. Our insurance may not be adequate or available at all times and in all circumstances. In the event that damages for injuries sustained by our participants or spectators exceed our liability coverage or the insurance company denies coverage, our financial condition, results of operations and cash flows could be adversely affected to the extent claims and associated expenses exceed insurance recoveries.

We do not have total loss insurance for the racecars we own.

Due to the high cost of property damage insurance, we have chosen not to carry total loss insurance for the racecars we lease or own. In the event of a loss occurrence, we may lose or be liable for as much as the total value of the racecar which is damaged. The loss could be as much as $250,000, which would be a material loss to us and could cause us to cease operations.

We have only recently sought advertising revenue and we may not be able to attract and maintain advertisers as a source of revenues.

We have limited advertising revenue since our inception in 2007 and we may not be able to attract and maintain advertisers as a source of revenues. Further, our ability to attract advertising clients will be a significant factor in our success or failure.

We will need additional financing, which may not be available.

Our future success will depend on our ability to raise additional funds and our ability to raise future advertising money, which includes attracting advertisers or Funded Drivers for our racing teams. No commitments to provide additional funds have been made by management and no agreements with advertisers or funded Drivers have been entered into. Our ability to arrange financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on satisfactory terms. If additional financing is raised by the issuance of our shares, control of the Company may change and stockholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

We are dependent on our key personnel.

Our success will depend in large part upon the continued services of Mr. Kevin P. O'Connell, who presently devotes only 30% or less of his time to our business. The death or loss of Mr. O'Connell would have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance on Mr. O'Connell.

We face significant racing competition.

We principally compete for clients and purses with other motorsports teams and advertising and public relations companies. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

We have additional costs for being a small, public reporting company.

We are a fully reporting and publicly traded company, and as such, incur additional non-operating costs associated with being a public company. Additionally, we have a management team that is inexperienced in managing publicly traded companies.

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There currently is no trading market for our stock. While we have utilized a marker maker to obtain a quotation on the OTC Markets, We cannot assure you that a public market will ever develop. Furthermore, you will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our shares. We expect the initial market for our stock to be limited, if a market develops at all. Even if a limited trading market does develop, there is a risk that the absence of potential buyers will prevent you from selling your shares if you determine to reduce or eliminate your investment. Additionally, the offering price of $.15 share may not reflect the current value of our shares.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and may affect the ability of our stockholders to realize any trading price of our common stock when and if a trading market develops for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. When this registration statement is declared effective, the selling stockholders may be reselling up to 30% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Risk Factors Related to the JOBS Act

We are an ‘Emerging Growth Company” and we intend to take advantage of reduced disclosure and governance requirements applicable to Emerging Growth Companies, which could result in our stock being less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years.

The Company’s election to take advantage of the jobs act’s extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to take advantage of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board ("PCAOB") or the Securities & Exchange Commission ("SEC"). The Company has elected take advantage of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard on the private company timeframe. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Jobs Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and reduce the amount of information provided in reports filed with the

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

–	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting.

–	be exempt from the "say on pay" provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute" provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd-Frank Act relating to compensation of its chief executive officer;

–	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

–	be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements

The Company currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”.

As long as the Company qualifies as an Emerging Growth Company, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the company’s internal control over financial reporting.

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

Maintenance and race set up is an ongoing effort in auto racing. Mr. O'Connell manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events.  Our race cars are managed for racing from a facility located at 110 Sunrise Center Drive, Thomasville, North Carolina,. owned by Rick Ware, a non-affiliated party. As of January 1st 2017 we agreed to compensate Rick Ware Racing $5,000 per month for 36 months payable common stock on a as converted cost basis of .15 per share or (1,200,000 shares) for access to up 5,000 square feet of space in this facility.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock qualified for quotation on the OTCQB in February 2017, under the symbol “RCCC”. No trades of our common stock have occurred through the facilities of the OTCQB.

There can be no assurance that a significant active trading market in our common stock will develop, or if such a market develops, that it will be sustained.

January 1,2017 – March 31, 2017	0.15	0.15

_______________

* Represents quoted prices but not actual trades.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2016 or 2015 except that in June of 2015 we issued 250,000 shares, valued at $36,785 to a related party for the purchase of a vehicle and in June of 2015 we returned the vehicle to the related party and cancelled the 250,000 shares.

In January of 2017, we entered into a 36-month warehouse lease, payable in 1,200,000 shares of our common stock.

In March of 2017, we sold the Ford BOSS Mustang R back to the original sellers for $125,000 receiving back 833,333 shares of our common stock.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2016 or 2015.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2016 or 2015.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2016 and 2015 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this Annual Report. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The forward-looking statements made in this Annual Report are made as of the filing date of this Annual Report with the SEC, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

Not applicable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

This section contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

We are a small auto competition and event management business that has participated primarily in NASCAR and IMSA sanctioned events.  We utilize our racecars to provide marketing and branding services to client advertisers desiring to use our racecars to market their product or service by having our vehicles carry their corporate brand. We have conducted limited operations to date.

Election under JOBS Act of 2012

The Company has chosen to opt-in and make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act of 2012. This election is irrevocable. If we choose to adopt any accounting standard on the public company time frame we would be required to adopt all subsequent accounting standards on the public company time frame.

Jumpstart Our Business Startups Act

In April, 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was affected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of

(i)	The completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more;

(ii)	The completion of the fiscal year of the fifth anniversary of the company's IPO;

(iii)	The company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or

(iv)	The company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an emerging growth company pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

(i)	Audited financial statements required for only two fiscal years;

(ii)	Selected financial data required for only the fiscal years that were audited;

(iii)	Executive compensation only needs to be presented in the limited format now required for smaller reporting companies. (A smaller reporting company is one with a public float of less than $75 million as of the last day of its most recently completed second fiscal quarter)

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs audited financial statements for its two most current fiscal years and no tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company's independent registered public accounting firm from complying with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act also exempts an emerging growth company from any requirement adopted by the PCAOB for mandatory rotation of the Company's accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts emerging growth companies from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under the 1934 Act to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

Section 106 of the JOBS Act permits emerging growth companies to submit 1933 Act registration statements on a confidential basis provided that the registration statement and all amendments are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow the emerging growth company to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of the transition period and will “opt-in” and make use of the transitional period.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents – We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition – The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Our revenues, to date, has been derived from advertising, and from race purses. Revenue is recognized on an accrual basis as earned under contract terms. The $15,000 earned in related party revenue was part of business development and administrative services provided by the company and Mr. O’Connell

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5 year life for racecars and equipment, 7 years for furniture and fixtures.

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2006 no impairment losses were recognized.

Stock Based Compensation – We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 714. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Plan of Operations

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company is a motorsports marketing business focused primary in road racing events in North America utilizing NASCAR type competition equipment. The Company is currently considered to be in the development stage, and has generated only limited revenues from its activities in the racing business.

We will continue to focus in “Road Racing” motorsports events organized by several motorsports sanctioning bodies such as The National Association for Stock Car Auto Racing ("NASCAR"), and The International Motorsports Association ("IMSA") and the Sports Car Vintage Racing Association (SVRA.

In addition, we intend to continue to compete in the Toyota Southwest Superlate Model Series, SVRA and the GAAS series in an effort to promote our business and brand in the western United States.

Going Concern

As of December 31, 2016, RC-1, Inc. had an accumulated deficit of $3,006,457. Also, during the year ended December 31, 2016, we used net cash of $55,293 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

Management expects to raise $300,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

Expected management estimates for the cost of operating the business through March 31, 2018 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

The Company has no outstanding payments due for the lease of race cars at this time.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations. Additionally, the Company may elect to draw down additional proceeds from its line of credit with General Pacific Partners, LLC and TVP Investments, LLC, Inc. There can be no assurance that we will be able to raise any additional equity or debt capital.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2016, the company had cash of approximately $50,000.

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

In the years ended December 31, 2016 and 2015, we had revenues in the amounts of $15,000 and $1,000 respectively, which was an increase of $14,000. The Company earned all of its $1,000 in revenues in 2015 from NASCAR consulting services. In 2016, related party revenue of $15,000 was earned for business development and administrative services rendered. The Company provided consulting services to a race team competing in a NASCAR race event. Services included management of pit crew, communications with driver, and coordinating supplies and equipment rendered to a related party to support a race team.

Operating Expenses.

Race Expenses

For the year ended December 31, 2016, race expenses decreased to $32,305 as compared to $43,118 from the prior year ended December 31, 2015 which was a decrease of $10,813. The decrease was primarily the result of the decrease in race events in 2016.

Consulting to related parties

For the year ended December 31, 2016, consulting to related parties expense decreased to $60,000 as compared to $168,000 from the prior year ended December 31, 2015 which was a decrease of $108,000. The decrease in services in 2016, which consisted of race event management, was due to a decrease in the number of events to which services were provided in 2016 as compared to 2015.

General and Administrative Expense

For the year ended December 31, 2016, general and administrative expenses increased to $43,155 as compared to $41,858 from the prior year ended December 31, 2015 which was an increase of $1,297. The increase was primarily due to depreciation expense increase.

Professional Fees

Professional fees for the year ended December 31, 2016 were $63,613 compared to $15,500 for the period ended December 31, 2015

Interest Expense

For the year ended December 31, 2016, interest expense increased to $42,572 as compared to $39,481for the year ended December 31, 2015, an increase of $3,091. The increase in interest expense was because of slightly higher due to related parties’ loan balances.

Net Loss

Our net loss from operations decreased to $226,645for the year ended December 31, 2016, from $306,957 for the year ended December 31, 2015.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2016, and December 31, 2015:

	December 31,	December 31,	$	Percent
	2016	2015	Change	Change
Working Capital	$(857,503)	$(670,858)	$(186,645)	(22%	)
Cash	$49,900	$49,118	$782	2.5%
Total current assets	$64,900	$49,118	$15,782	2.5%
Total assets	$161,567	$185,785	$(24,218)	26%	)
Accounts payable and accrued liabilities	$27,478	$0	$(27,478)	(100.0%	)
Related Party Interest Payable	$35,072	$50,322	$15,250	30%
Lines of credit & due to related parties	$590,811	$534,736	$56,075	9.5%
Total current liabilities	$922,403	$719,976	$202,427	21%
Total liabilities	$906,601	$719,976	$186,625	21%

Our working capital decreased by $186,645 from December 31, 2015 to December 31, 2016 mainly from additional related party debt and accrued interest on said related party debt. The Company’s assets decreased from $185,785 as of December 31, 2015 to $161,567 as of December 31, 2016 mainly from depreciation on a race vehicle which is used in marketing and operational activities.

Operating Activities

Net cash used for continuing operating activities during 2016 was $55,293 as compared to $181,788 for fiscal 2015.

Investing Activities

There was no cash from investing activities 2015 and 2016.

Financing Activities

For the year ended December 31, 2016, net cash provided by financing activities was $56,075 which consisted of $246,175 in proceeds and repayments of $190,000 from related party debt. For the year ended December 31, 2015, net cash provided by financing activities was $203,181 which consisted of net proceeds of $768 from line of credit, and $275,364 in borrowing and $(71,416) in repayments from related party debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $49,900 in cash at December 31, 2016 with a working capital deficit of ($857,503). As of December 31, 2015, the Company had cash of $49,118 with a working capital deficit of ($670,858).

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Our current principal independent auditor is Daszkal Bolton ("Daszkal Bolton") of Boca Raton, Florida, whom we engaged on December 14, 2016.

On December 14, 2016 RC-1, Inc.. (the Company) notified Pritchett, Siler and Hardy PC, ("PSH") the Company's former independent accounting firm, that it had elected to change accounting firms and, therefore, was dismissing PSH.

Other than for the inclusion of a paragraph describing the uncertainty of the Company’s ability to continue as a going concern (for the years ended December 31, 2016 and December 14, 2015), Daszkal Bolton's and PSH’s reports on the Company’s financial statements for the years ended December 31, 2015 and 2016, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period preceding PSH’s dismissal, there were: (i) no “disagreements” (within the meaning of Item 304(a) of Regulation S-K) with PSH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PSH, would have caused it to make reference to the subject matter of the disagreements in its report on the consolidated financial statements of the Company; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have not had any disagreements with our accountants.

ITEM 9A – CONTROLS AND PROCEDURES

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

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Name	Age	Position (1)
Kevin P. O’Connell	49	President, and Sole Director (2)

Rayna Austin	26	Secretary & Treasurer (4)

(1) There are no arrangements or understandings between our director and officers or any other persons pursuant to which she or he was, or is to be, selected as a director or officer.

(2) Mr. O'Connell has been the sole director and President of the Company since the inception of the Company in 2007. His term of office as a director and as President, are for one year from the date of the Company's annual meeting of shareholders, and the annual meeting of directors, respectively.

(3) From December 31, 2014 through December 1, 2016 David M. Jackson was the Chief Operating Officer of the Company. His term of office as Chief Operating Officer expired December 31, 2016 and he was not reappointed.

(4) Ms. Austin was appointed by the board of directors on December 1, 2014. Her term of office as Secretary and Treasurer is for one year from the date of the Company's annual meeting of directors.

Kevin P. O’Connell - From 1997 through the present, Mr. O’Connell has led venture capital investments and asset management (real estate & securities) strategies with particular focus in the general capital markets consisting of private and public financing, mergers and acquisitions, and corporate restructurings. He is the founder and managing partner of General Pacific Partners, LLC, and a Southern California firm providing advisory services, direct investment and capital markets consulting. Mr. O’Connell has been a direct principal investor and active board member having managed the strategic decisions, equity/debt financing and developmental stage efforts of companies engaged in the technology, healthcare and environmental industries.

In addition, Mr. O'Connell has been a professional race car driver, and racing team management consultant since 2002. Mr. O'Connell has driven race cars in many NASCAR series, IMSA series and VSRA series races, and has been the principal driver of the Company's racecars.

He received a Bachelor of Arts (BA) from California State University, Northridge (CSUN), earned his Masters of Business Administration (MBA) from Pepperdine University and completed the Corporate Governance Program at Harvard Business School (HBS) in Boston, MA.

Rayna Austin – From February of 2014 through the present, has led an administrative support team for the Managing Director at Capstone Partners Financial and Insurance Services Firm. Ms. Austin is a graduate from the University of Nevada, Las Vegas and earned a Bachelor of Arts (BA) in Criminal Justice and a minor in Psychology.

ITEM 11 – EXECUTIVE COMPENSATION

There are no written employment agreements with management. Management compensation will be determined by the board of directors based upon revenues and profits, if any, of the Company.

Executive Compensation

Our current officers receive no compensation. There are no current employment agreements between the Company and its executive officer or understandings regarding future compensation.

The director and principal officers have agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries. The officers and directors have the responsibility to determine the timing of remuneration for key personnel.

The Company does not intend to pay employee directors a separate fee for their services.

The following table summarized our executive compensation for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation ($)
Kevin P. O'Connell	2016 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Rayna Austin	2016 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-

David M. Jackson	2016 2015	-0- -0-	-0- -0-	-0- -0-	-0- -0-

__________________

Director Independence

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our sole director has made a subjective determination that no relationships exist which, in the opinion of our sole director, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of the date of this Registration Statement by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;

2.	Each of our Directors and executive Officers; and

3.	All of our Directors and Officers as a group

Name	No. of Shares Owned	% of Stock Outstanding
Kevin O’Connell (1)	5,030,086	63.5%
Rayna Austin	0	0.0%

Cassin Farlow, LLC(2)	1,210,000	15.3%
Rick Ware Racing, LLC(3)	1,333,333	16.6%
Directors and Officers as a Group	5,357,754	63.5%

(1) Kevin P. O’Connell is the managing member of, and the majority shareholder of:

a. General Pacific Partners, LLC, which owns 2,778,460 shares.

b. Revete Capital Partners, LLC which owns 107,144 shares

c. Continental EC, LLC which owns 64,286 shares

d. Devcap Partners, LLC which owns 2,071,267 shares

(2) Gus O'Connell has dispositive and voting power for Cassin Farlow, LLC

(3) Richard Ware has dispositive and voting power for Rick Ware Racing, LLC

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2014, 2015 and 2016 under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There have been no option exercises by our executive officers from inception to December 31, 2016.

Employment Contract and Termination of Employment Agreements

We have no employment agreements with any officers or employees.

Limitations on liability and indemnification of officers and directors

Our certificate of incorporation includes a provision that eliminates the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, to the fullest extent permitted by Nevada Revised Statutes. Our certificate of incorporation also provides that we must indemnify our directors and officers to the fullest extent permitted by Nevada law and advance expenses to our directors and officers in connection with a legal proceeding to the fullest extent permitted by Nevada law, subject to certain exceptions. We are in the process of obtaining directors’ and officers’ insurance for our directors, officers and some employees for specified liabilities.

The limitation of liability and indemnification provisions in our certificate of incorporation may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duty. They may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though an action of this kind, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. However, we believe that these indemnification provisions are necessary to attract and retain qualified directors and officers.

SEC Policy on Indemnification

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Long Term Incentive Plans

There are no long term -incentive plans.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

On January 1, 2015, the Company extended for three years a previous consulting agreement with GPP, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director, to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. As of December 31, 2016, and 2015, the Company had an accrued payable balance due to this related party of $180,000 and $120,000, respectively.

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with GPP, Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. Interest for this line of credit has been waived by the lender. As of December 31, 2016 and 2015, the Company owed $183,164 and $155,364, respectively, in operating advances to GPP. As of December 31, 2016 and 2015, the Company had accrued interest on this line of credit in the amounts of $18,354 and $5,533, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $300,000 with a Devcap, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director. The 8% line of credit was increased to $500K on January 1, 2016. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of December 31, 2016 and December 31, 2015, the Company owed $332,647 and $302,913, respectively, in operating advances to this related party. As of December 31, 2016 and December 31, 2015, the Company had accrued interest on this line of credit in the amounts of $67,040 and $44,790, respectively.

Conflicts of Interest

Each officer and director is, so long as she or he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity. However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Daszkal Bolton, for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2016, was $12,500.

The aggregate fees billed by PSH, our previous Auditor, for professional services rendered for the audit of the Company’s December 31, 2015 audited financial statements and review of unaudited financial statements for the Company's quarterly periodic reports, was $10,000.

Audited-Related Fees

For the years ended December 31, 2016 and 2015, there were no fees billed by Daszkal Bolton or PSH for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2016 and 2015, the Company incurred no fees from PSH for services for tax compliance, tax advice and tax planning work.

Audit Committee Pre-Approval Policies and Procedures

The policy of the board of directors is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the board of directors is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $5,000 per engagement on a case-by-case basis, and such approvals are communicated to the full board of directors at its next meeting.

ITEM 15 – EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2016 and 2015

Statements of Operations for the Years Ended December 31, 2016 and 2015

Statements of Changes Stockholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015

Notes to Financial Statements

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of RC-1, Inc., as amended *
3(ii).1	Corporate Bylaws for RC-1, Inc. *
5.1	Legal opinion and consent of The Bingham Law Group, APC.*
10.1	Line of Credit Agreement with General Pacific Partners, LLC on October 1, 2009 *
10.2	Consulting Agreement with General Pacific Partners, LLC on January 1, 2012 *
10.3	Line of Credit Agreement with TVP Investments, LLC on October 15, 2012 *
10.4	Management Service Agreement with Carolina Pro AM Drivers, Inc. dated January 1, 2014 *
10.5	Line of Credit Agreement with Devcap Partners, LLC dated August 1, 2013 *
23.1	Consent of the Bingham Law Group, APC. (included with Exhibit 5.1)*
23.2	Consent of Prichett, Siler, and Hardy, P.C.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RC-1, Inc.

Date: April 6, 2017	By:	/s/ Kevin P. O'Connell
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

RC-1, Inc.

Date: April 6, 2017	By:	/s/ Kevin P. O'Connell
President and Chief Executive Officer

RC-1, Inc.

Date: April 6, 2017	By:	/s/ Rayna Austin
Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

RC-1, Inc.

Thomasville, North Carolina

We have audited the accompanying balance sheet of RC-1, Inc. (the "Company") at December 31, 2016, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RC-1, Inc . at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has sustained recurring losses from operations and has working capital and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

April 5, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

RC-1, Inc.

110 Sunrise Center Drive

Thomasville, NC 27360

We have audited the accompanying balance sheet of RC-1 Inc. as of December 31, 2015 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RC-1 as of December 31, 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler and Hardy PC

Farmington Utah

April 27, 2016

RC-1, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current assets
Cash	$49,900	$49,118
Accounts receivable - related party	15,000	–
Total current assets	64,900	49,118

Fixed assets - net	96,667	136,667

Total Assets	$161,567	$185,785

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$27,478	$–
Accrued liabilities - related party	196,302	120,000
Line of credit	75,000	76,459
Due to related parties	515,811	458,277
Accrued interest payable	22,418	14,918
Accrued interest - related parties	85,394	50,322
Total current liabilities	922,403	719,976

Total Liabilities	922,403	719,976

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 7,929,581 shares issued and outstanding	792	792
Additional paid in capital	2,244,829	2,244,829
Accumulated deficit	(3,006,457)	(2,779,812)
Total Stockholders' Deficit	(760,836)	(534,191)

Total Liabilities and Stockholders' Deficit	$161,567	$185,785

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Revenues	$–	$1,000
Revenues - related party	15,000	–

Cost of revenues	–	–
Gross profit	15,000	1,000

Race Expenses	32,305	43,118
Consulting - related parties	60,000	168,000
General and administrative	43,155	41,858
Professional fees	63,613	15,500
	199,073	268,476

Loss from operations	(184,073)	(267,476)

Other expenses:
Interest expense - unrelated parties	(7,500)	(7,713)
Interest expense - related parties	(35,072)	(31,768)
	(42,572)	(39,481)

Loss before income taxes	(226,645)	(306,957)

Provision for income tax	–	–

Net loss	$(226,645)	$(306,957)

Net loss per share
(Basic and fully diluted)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	7,929,581	7,929,581

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
		Amount	Additional	Accumulated	Stockholders'
	Shares	($.0001Par)	Paid in Capital	Deficit	Deficit
Balances at December 31, 2014	7,929,581	$792	$2,244,829	$(2,472,855)	$(227,234)

Loss for the year	–	–	–	(306,957)	(306,957)

Balances at December 31, 2015	7,929,581	792	2,244,829	(2,779,812)	(534,191)

Loss for the year	–	–	–	(226,645)	(226,645)

Balances at December 31, 2016	7,929,581	$792	$2,244,829	$(3,006,457)	$(760,836)

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(226,645)	$(306,957)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	40,000	40,000
(Increase) in accounts receivable	(15,000)	–
Increase (Decrease) in accounts payable	27,478	(14,050)
Increase in accrued liabilities - related party	76,302	60,000
Increase in accrued interest - unrelated parties	7,500	7,452
Increase in accrued interest - related parties	35,072	31,767
Net cash used in operating activities	(55,293)	(181,788)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Line of credit - borrowings	–	2,366
Line of credit - payments	–	(3,134)
Proceeds from line of credit to related parties	246,175	275,364
Payments on line of credit to related parties	(190,100)	(71,416)
Net cash provided by financing activities	56,075	203,181

Net Increase in Cash	782	21,393

Cash At The Beginning of The Year	49,118	27,725

Cash At The End of The Year	$49,900	$49,118

Schedule Of Non-Cash Investing And Financing Activities

Assumption of debt by related party	$1,459	$–

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company has generated only limited revenues from its activities in the racing business. R-Course Promotions, LLC was formed in the State of California on October 30, 2007. On June 1, 2009, in a merger classified as a transaction between parties under common control, the sole membership interest owner in R-Course Promotions, LLC exchanged 125,000 membership interests for 1,786 common shares in RC-1, Inc. Subsequent to the consummation of the merger, R-Course Promotions, LLC ceased to exist. The results of operations of RC-1, Inc. and R-Course Promotions, LLC have been combined from October 30, 2007 forward through the date of merger.

The Company is a motorsports marketing business focused primary in road racing events in North America utilizing NASCAR type competition equipment.

On March 4, 2014, the Company declared a reverse stock split of 1 share for 70 shares outstanding. The authorized number of shares was increased to 200,000,000 and the par value was changed to $.0001 per share. All references to the number of shares have been retroactively restated to reflect the split, to all periods presented.

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

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2016 and 2015 the Company determined that there was no impairment of long-lived assets.

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

Income tax

The Company accounts for income taxes pursuant to FASB ASC 740, “Income Taxes”. Under FASB ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2016 and 2015, there were no unrecognized tax benefits.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive For the years ended December 31, 2016 and 2015, there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 87.3% of the Company line of credit balances. See Note 7 for further discussion of line of credit terms and relationships.

Stock based compensation

The Company accounts for employee and non-employee stock awards under FASB ASC 718, “Compensation – Stock Compensation”, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

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

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31, 2016	December 31, 2015
Equipment	$200,000	$200,000
Less: Accumulated depreciation	(103,333)	(63,333)

Fixed assets, net	$96,667	$136,667

Depreciation expense was $40,000 for each of the years the years ended December 31, 2016 and 2015.

NOTE 5. LINES OF CREDIT

	December 31, 2016	December 31, 2015
TVP Investments, LLC	$75,000	$75,000
Wells Fargo	–	1,459
	75,000	76,459
Less: current portion	(75,000)	(76,459)
Long-term portion	$–	$–

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of October 15, 2017.

The Company has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%.

As of December 31, 2016, and 2015, the Company had a line of credit balance of $75,000 and $76,459, respectively. As of December 31, 2016 and 2015, the Company had accrued interest on these lines of credit in the amounts of $22,418 and $14,918, respectively.

NOTE 6. STOCKHOLDERS’ EQUITY

The Company was incorporated on May 9, 2009 at which time the Company authorized 125,000,000 shares of common stock with $.001 par value. On March 4, 2014, the Company declared a reverse stock split of 1 share for 70 shares outstanding. The authorized number of common shares was increased to 190,000,000 and the par value was changed to $.0001 per share. All references to the number of shares have been restated to reflect the split. There are 10,000,000 shares of preferred stock authorized with a $.001 par value, none of which are outstanding.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2012, the Company executed a three (3) year consulting agreement with GPP a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. As of December 31, 2016, and 2015, the Company had an accrued payable balance due to this related party of $180,000 and $120,000, respectively. During the years ended December 31, 2016 and 2015, the Company incurred total related party consulting fees of $60,000 and $60,000 respectively.

On January 1, 2014, the Company entered into an event services agreement with Carolina Pro Am Drivers, Inc. an event services company that is owned and controlled by an individual who is also the owner and controller of a separate company that became an owner of 16.6% of the Company's issued and outstanding common shares on June 15, 2014. For the year ended December 31, 2016 and 2015 the Company paid $0 and $125,500 in related party consulting services respectively.

Accounts payable to related parties

During race events, the Company charges various event related expenses to credit cards of the majority shareholder. These expenses are recorded as accounts payable to related parties at the time the charges are made and reimbursed to at the conclusion of the event. As of December 31, 2016, the Company had charged $16,302 of race related expenses which were reimbursed in January 2017.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. Interest for this line of credit has been waived by the lender. As of December 31, 2016, and 2015, the Company owed $183,164 and $155,364 respectively, in operating advances to this related party. As of December 31, 2016, and 2015, the Company had accrued interest on this line of credit in the amounts of $18,354 and $5,532, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $300,000 with a related party owned and operated by the CEO and majority shareholder. On January 1, 2016, the line of credit was increased to $500,000. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. Starting January 1, 2014, the loan began bearing interest of eight (8%) interest per annum. As of December 31, 2016, and 2015, the Company owed $332,647 and $302,913, respectively, in operating advances to this related party. As of December 31, 2016, and 2015, the Company had accrued interest on this line of credit in the amounts of $67,040 and $44,790, respectively.

NOTE 8. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2016	2015
Current tax provision:
Federal	$–	$–

Deferred tax provision (benefit):
Federal	(16,541)	(46,044)
Change in valuation allowance	16,541	46,044

Total provision for income tax	$–	$–

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2016 and 2015, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid and differences in depreciation reported on the financial statements and amounts allowed for tax purposes.

At December 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $1,737,545 and $2,780,000, respectively, which begin to expire in 2029. The deferred tax assets arising from the net operating loss carryforwards are approximately $260,632 and $416,972 as of December 31, 2016, and 2015, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2016 and 2015 was approximately $16,541 and $46,044, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2016 and 2015 is as follows:

	2016	2015
Expected tax at 15%	$(16,541)	$(46,044)
Change in valuation allowance	16,541	46,044
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016, and 2015, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The state of Nevada does not impose an income tax on corporations. Tax years for 2009 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 9. SUBSEQUENT EVENTS

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Racing, LLC, payable in 1,200,000 shares of the Company’s common stock.

In March of 2017, the Company sold the Ford BOSS Mustang R back to the original seller receiving $125,000 in cash and 833,333 shares of the Company’s common stock which were cancelled.

