Form 10-Q
period 2017-03-31
RC-1, Inc.
filed 2017-05-12
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 7,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 31, 2017.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$29,568	$49,900
Accounts receivable - related party	–	15,000
Total current assets	29,568	64,900

Fixed assets - net	86,667	96,667

Total Assets	$116,235	$161,567

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$22,478	$27,478
Accrued liabilities - related party	195,000	196,302
Line of credit	75,000	75,000
Due to related parties	471,811	515,811
Accrued interest payable	24,293	22,418
Accrued interest - related parties	94,650	85,394
Total current liabilities	883,232	922,403

Total Liabilities	883,232	922,403

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 7,929,581 shares issued and outstanding	792	792
Additional paid in capital	2,244,829	2,244,829
Accumulated deficit	(3,012,618)	(3,006,457)
Total Stockholders' Deficit	(766,997)	(760,836)

Total Liabilities and Stockholders' Deficit	$116,235	$161,567

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues
Consulting fees	$35,000	$–
Consulting fees - related party	4,000	–
	39,000	–
Cost of revenues	–	–
Gross Profit	39,000	–

Operating expenses:
Consulting	–	–
Consulting - related parties	15,000	15,000
General and administrative	10,030	10,000
Professional fees	9,000	3,000
	34,030	28,000

Gain (loss) from operations	4,970	(28,000)

Other income (expense):
Interest expense - unrelated parties	(1,875)	(1,875)
Interest expense - related parties	(9,256)	(8,239)
	(11,131)	(10,114)

Income (loss) before provision for income taxes	(6,161)	(38,114)
Provision for income tax	–	–

Net income (loss)	$(6,161)	$(38,114)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	7,929,581	7,929,581

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net income (loss)	$(6,161)	$(38,114)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	10,000	10,000
Decrease in accounts receivable	15,000	–
Increase (Decrease) in accounts payable	(6,302)	15,000
Increase in accrued interest	11,131	10,114

Net cash provided by (used for) operating activities	23,668	(3,000)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from related party lines of credit	40,500	50,500
Payments on related party lines of credit	(84,500)	(45,000)

Net cash provided by (used for) financing activities	(44,000)	5,500

Net Increase (Decrease) In Cash	(20,332)	2,500

Cash At The Beginning Of The Period	49,900	49,118

Cash At The End Of The Period	$29,568	$51,618

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$–	$–
Debt converted to capital	$–	$–
Deposits on licensing rights	$–	$–
Assets acquired with debt	$–	$–

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Ended March 31, 2017 and 2016

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

Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended March 31, 2017 and 2016 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 86.3% of the Company line of credit balances at March 31, 2017. See Note 6 for further discussion of line of credit terms and relationships.

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

NOTE 4. LINES OF CREDIT

	March 31, 2017	December 31, 2016
TVP Investments, LLC	$75,000	$75,000
Less: current portion	(75,000)	(75,000)
Long-term portion	$–	$–

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of October 15, 2017. As of March 31, 2017, and December 31, 2016, the balance of the line of credit was $75,000. As of March 31, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $24,293 and $22,418, respectively.

The Company has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. The balance owed as of March 31, 2017 and December 31, 2016 was zero.

NOTE 5. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, none of which are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $.0001 per share.

There were no issuances of preferred or common stock during the three months ended March 31, 2017.

During January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually).

NOTE 6. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. As of March 31, 2017, and December 31, 2016, the Company had an accrued payable balance due to this related party of $195,000 and $180,000, respectively. During the three months ended March 31, 2017 and 2016, the Company incurred related party consulting expense of $15,000 respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of March 31, 2017, and December 31, 2016, the Company owed $222,164 and $183,164, respectively, in operating advances to this related party. As of March 31, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $22,055 and $18,354, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of March 31, 2017, and December 31, 2016, the Company owed $249,647 and $332,647, respectively, in operating advances to this related party. As of March 31, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $72,595 and 67,040, respectively.

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

Our revenues, to date, has been derived from advertising, and from race purses. Revenue is recognized on an accrual basis as earned under contract terms. The $15,000 earned in related party revenue was part of business development and administrative services provided by the company and Mr. O’Connell.

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

Result of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

The Company recognized $39,000 revenue during the three months ended March 31, 2016 and no revenue for the same period in 2016. Related party revenue of $4,000 was part of the total of $39,000.

Operating Expenses

For the three months ended March 31, 2017 operating expenses were ($34,030) compared to ($28,000) in 2016 for an increase of $6,030. The increase in professional fees to $9,000 from $3,000 for a difference of 6,000 was related to year ended 2016 filings and related preparatory work. General and administrative expenses remained the same for the period.

Interest and Financing Costs

Interest was ($11,131) for the three months ended March 31, 2017 compared to ($10,114) in the three months ended March 31, 2016. The company had $883,232 in current liabilities during the three months ended March 31, 2017.

Net Income (Loss)

The Company incurred losses of ($6,161) in the three months ended March 31, 2017 compared to ($38,114) during the three months ended March 31, 2016, due to the factors discussed above. The decrease in the loss due to an increase in consulting revenue for the period.

LIQUIDITY AND CAPITAL RESOURCES

The company had $29,568 in cash at March 31, 2017 with a working capital deficit of ($766,997). As of December 31, 2016, the Company had cash of $49,900 with a working capital deficit of ($760,836).

Cash Flows for the three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016.

Operating activities

During the three months ended March 31, 2017, we used $23,668 in operating activities compared to ($3,000) during the three months ended March 31, 2016, an increase of ($20,668). The increase between the two periods was largely due to an increase in account receivable during the period.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2017 or 2016.

Financing activities

During the three months ended March 31, 2017, we generated ($44,000) from financing activities compared to $5,500 during the three months ended March 31, 2016. During the three months ended March 31, 2017, we received $40,500 from a line of credit from related party.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2017, the Company had no senior securities issued and outstanding.

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

May 12, 2017

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

