Form 10-Q/A
period 2017-03-31
RC-1, Inc.
filed 2017-05-16
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to RC-1, Inc.’s Quarterly Report on form 10-Q for the Quarter ended March 31, 2017, filed with the Securities & Exchange Commission on May 12, 2017 (the Form 10-Q), is to correct the typographical errors that occurred during the Edgarizing process.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$29,568	$49,900
Accounts receivable - related party	15,000	15,000
Prepaid rent, current portion	60,000	–
Total current assets	104,568	64,900

Fixed assets - net	–	96,667
Prepaid rent, net of current portion	105,000	–

Total Assets	$209,568	$161,567

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$25,478	$27,478
Accrued liabilities - related party	195,000	196,302
Common stock issuable, current portion	60,000	–
Line of credit	75,000	75,000
Due to related parties	471,811	515,811
Accrued interest payable	24,293	22,418
Accrued interest - related parties	94,650	85,394
Total current liabilities	946,232	922,403

Common stock issuable, net of current portion	120,000	–
Total Liabilities	1,066,232	922,403

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 7,929,581 shares issued and outstanding	709	792
Additional paid in capital	2,158,245	2,244,829
Accumulated deficit	(3,015,618)	(3,006,457)
Total Stockholders' Deficit	(856,664)	(760,836)

Total Liabilities and Stockholders' Deficit	$209,568	$161,567

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016

Revenues
Consulting fees	$50,000	$–
Consulting fees - related party	4,000	–
	54,000	–
Cost of revenues	–	–
Gross Profit	54,000	–

Operating expenses:
Consulting	–	–
Consulting - related parties	15,000	15,000
General and administrative	25,030	10,000
Professional fees	12,000	3,000
	52,030	28,000

Gain (loss) from operations	1,970	(28,000)

Other income (expense):
Interest expense - unrelated parties	(1,875)	(1,875)
Interest expense - related parties	(9,256)	(8,239)
	(11,131)	(10,114)

Loss before provision for income taxes	(9,161)	(38,114)

Provision for income tax	–	–

Net loss	$(9,161)	$(38,114)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	7,874,025	7,929,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net loss	$(9,161)	$(38,114)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization & depreciation	10,000	10,000
Noncash rent expense	15,000	–
(Decrease) Increase in accounts payable	(2,000)	15,000
(Decrease) in accrued liabilities	(1,302)	–
Increase in accrued interest	11,131	10,114

Net cash provided by (used in) operating activities	23,668	(3,000)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from related party lines of credit	40,500	50,500
Payments on related party lines of credit	(84,500)	(45,000)

Net cash (used in) provided by financing activities	(44,000)	5,500

Net (Decrease) Increase In Cash	(20,332)	2,500

Cash At The Beginning Of The Period	49,900	49,118

Cash At The End Of The Period	$29,568	$51,618

Schedule Of Non-Cash Investing And Financing Activities

Assets sold for cancellation of stock	$(86,667)	$–

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Sale of asset to a related party

On March 25, 2017, the Company transferred a Ford Mustang to the shareholder from whom it was purchased in exchange for cancellation of 833,333 shares of common stock.

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

Result of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

The Company recognized $54,000 in revenue during the three months ended March 31, 2017 and no revenue for the same period in 2016.  The $54,000 in revenue consisted of $4,000 from a related party and $50,000 in consulting services provided to a race team competing in 2 NASCAR race events. Services included marketing and sourcing of sponsors.

Operating Expenses

For the three months ended March 31, 2017 operating expenses were ($52,030) compared to ($28,000) in 2016 for an increase of $24,030. The increase in professional fees to $12,000 from $3,000 for a difference of $9,000 was related to year ended 2016 filings and related preparatory work. General and administrative expenses increased due to rent expense of $15,000 for the period.

Interest and Financing Costs

Interest was ($11,131) for the three months ended March 31, 2017 compared to ($10,114) in the three months ended March 31, 2016. The company had $946,232 and $922,403 in current liabilities during the three months ended March 31, 2017 and March 31, 2016 respectively.

Net Income (Loss)

The Company incurred losses of ($6,161) in the three months ended March 31, 2017 compared to ($38,114) during the three months ended March 31, 2016, due to the factors discussed above. The decrease in the loss is due to an increase in consulting revenue for the period.

LIQUIDITY AND CAPITAL RESOURCES

The company had $29,568 in cash at March 31, 2017 with a working capital deficit of ($841,664). As of December 31, 2016, the Company had cash of $49,900 with a working capital deficit of ($760,836).

Cash Flows for the three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016.

Operating activities

During the three months ended March 31, 2017, we generated $23,668 in operating activities compared to a use of ($3,000) during the three months ended March 31, 2016, an increase of $26,668. The increase between the two periods was largely due to an increase in revenues during the period.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2017 or 2016.

Financing activities

During the three months ended March 31, 2017, we used ($44,000) from financing activities compared to generating $5,500 during the three months ended March 31, 2016. During the three months ended March 31, 2017, we received $40,500 from a line of credit from a related party.

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

May 16, 2017

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

