Form 10-Q
period 2017-06-30
RC-1, Inc.
filed 2017-08-17
CIK 1665598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

There were 7,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on June 30, 2017.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS

Current assets
Cash	$40,058	$49,900
Accounts receivable	15,000	–
Accounts receivable - related party	–	15,000
Prepaid rent, current portion	60,000	–
Total current assets	115,058	64,900

Fixed assets - net	49,166	96,667

Prepaid rent, net of current portion	90,000	–
Note receivable - related party	75,000	–
Interest receivable - related party	1,100	–
	166,100	–
Total Assets	$330,324	$161,567

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$37,418	$27,478
Accrued liabilities - related party	210,000	196,302
Common stock issuable, current portion	60,000	–
Line of credit	75,000	75,000
Due to related parties	508,561	515,811
Accrued interest payable	26,168	22,418
Accrued interest - related parties	103,519	85,394
Total current liabilities	1,020,666	922,403

Common stock issuable, net of current portion	120,000	–

Total Liabilities	1,140,666	922,403

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 7,429,581 (2017) and 7,929,581 (2016) issued and outstanding	742	792
Additional paid in capital	2,208,212	2,244,829
Accumulated deficit	(3,019,296)	(3,006,457)
Total Stockholders' Deficit	(810,342)	(760,836)

Total Liabilities and Stockholders' Deficit	$330,324	$161,567

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues
Consulting fees	$–	$–	$50,000	$–
Consulting fees - related parties	–	–	4,000	–
Sponsorships - related parties	81,000	–	81,000
	81,000	–	135,000	–

Cost of sales	–	–	–	–
Gross margin	81,000	–	135,000	–

Operating expenses:
Race expenses	615	–	615	–
Consulting to related parties	45,500	15,000	60,500	30,000
General and administrative	15,879	10,065	40,909	20,065
Professional fees	13,040	24,975	25,040	27,975
	75,034	50,040	127,064	78,040

Operating income (loss)	5,966	(50,040)	7,936	(78,040)

Other income (expense):
Interest expense - unrelated parties	(1,875)	(1,875)	(3,750)	(3,750)
Interest expense - related parties	(8,869)	(8,466)	(18,125)	(16,705)
Interest income - related parties	1,100	–	1,100	–
	(9,644)	(10,341)	(20,775)	(20,455)

Net Loss Before Taxes	(3,678)	(60,381)	(12,839)	(98,495)

Income Tax Provision	–	–	–	–

Net loss	$(3,678)	$(60,381)	(12,839)	(98,495)

Net loss per share (Basic and fully diluted)	$(0.00)	$(0.01)	(0.00)	(0.01)

Weighted average number of common shares outstanding (basic and diluted)	7,228,116	7,929,581	7,549,286	7,929,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS  (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(12,839)	$(98,495)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,834	20,000
Non-cash rent expense	30,000	–

Changes in Operating Assets and Liabilities
Increase in note receivable	(75,000)	–
Increase in interest receivable	(1,100)	–
Increase in accounts payable	9,940	3,475
Increase in accounts payable - related parties	13,698	30,000
Increase in accrued interest	3,750	3,750
Increase in accrued interest-related parties	18,125	16,705

Net cash used in operating activities	(2,592)	(24,565)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Repayments on line of credit	–	(1,459)
Proceeds from line of credit from related party	112,750	122,959
Repayments on line of credit from related party	(120,000)	(95,000)

Net cash (used in) provided by financing activities	(7,250)	26,500

Net (Decrease) Increase In Cash	(9,842)	1,935

Cash At The Beginning Of The Period	49,900	49,118

Cash At The End Of The Period	40,058	51,053

Schedule of Non-Cash Investing and Financing Activities

Stock received for sale of assets	$(86,667)	$–
Assets acquired for issuance of stock	$50,000	$–

Cash paid during the year for:
Interest	$–	$–
Income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

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

Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and six months ended June 30, 2017 and 2016 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 87.1% and 87.3% of the Company line of credit balances at June 30, 2017 and December 31, 2016, respectively. See Note 6 for further discussion of line of credit terms and relationships.

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

NOTE 3. GOING CONCERN

These unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of October 15, 2017. As of June 30, 2017, and December 31, 2016, the balance of the line of credit was $75,000. As of June 30, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $26,168 and $22,418, respectively.

The Company has a business line of credit up to $3,000 with Wells Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. The balance owed as of June 30, 2017 and December 31, 2016 was zero.

NOTE 5. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, none of which are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $.0001 per share.

There were no issuances of preferred or common stock during the three months ended March 31, 2017.

During January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). See Note 6 for equity transactions with related parties.

NOTE 6. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. As of June 30, 2017, and December 31, 2016, the Company had an accrued payable balance due to this related party of $210,000 and $180,000, respectively. During the three and six months ended June 30, 2017 and 2016, the Company incurred related party consulting expense of $15,000 and $30,000 respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of June 30, 2017, and December 31, 2016, the Company owed $258,914 and $183,164, respectively, in operating advances to this related party. As of June 30, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $25,945 and $18,354, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of June 30, 2017, and December 31, 2016, the Company owed $249,647 and $332,647, respectively, in operating advances to this related party. As of June 30, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $77,574 and $67,040, respectively.

Due from related parties

In April 2017, the Company entered into a sponsorship agreement with a client, a privately owned company. The majority shareholder of the Company is the chairman of the board of directors of the client. The Company recognized $81,000 income in the current period. Of this amount, $6,000 was paid in cash and $75,000 was converted to a note receivable bearing interest at 8% maturing October 2018. The principal balance of the receivable, plus accrued interest, may be converted into shares of common stock at the value of $1.00 per share. The option is exercisable no later than the maturity date of the note. In addition to the note, the Company received warrants to purchase up to 24,999 shares of common stock of the client at $1.00 per share. The warrants expire April 30, 2018.

Other related party transactions

On March 25, 2017, the Company transferred a Ford Mustang to the shareholder from whom it was purchased in exchange for 833,333 shares of common stock, which were cancelled.

On May 25, 2017, the Company purchased two racecars from the same shareholder in exchange for 333,333 shares of common stock. The racecars were valued at $50,000.

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

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to condensed Financial Statements describes the significant accounting policies used in the preparation of the condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Much of revenues are from consulting services provided at events which range from one day to one week in length. The revenues from these events are recognized upon completion of the contracted services. In the event that the Company’s revenues are for services provided under contracts greater than one month in length, the contracts will be billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. We recognize revenue on these contracts in the period the services are provided under the contract. Expenses associated with providing the services are recognized in the period the services are provided which coincides with when the revenue is earned.

Our revenues, to date, has been derived from advertising, and from race purses. Revenue is recognized on an accrual basis as earned under contract terms. The $81,000 earned in related party revenue was part of business development, rave event sponsorship and administrative services provided by the company and Mr. O’Connell.

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5-year life for racecars and equipment, 7 years for furniture and fixtures.

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the periods ended December 31, 2016 and June 30, 2017 no impairment losses were recognized.

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

In addition, we intend to continue to compete in other regional NASCAR type model Series in both SVRA and the GAAS series in an effort to promote our business and brand in the western United States.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

The Company had $81,000 in related party sponsorship revenue during the three months ended June 30, 2017 compared to no revenue for the same period ended June 30, 2016.

Operating Expenses

For the three months ended June 30, 2017 operating expenses were $75,034 compared to $50,040 for the same period in 2016 for an increase of $24,994. The increase was primarily a result of the increase in race expenses to $615 from $0, consulting to related parties to $45,500 from $15,000, and general and administrative expenses to $15,879 from $10,065 for the same period in 2016.

Interest and Financing Costs

Interest expense was ($9,644) for the three months ended June 30, 2017 compared to ($10,341) in the three months ended June 30, 2016.

Net Income (Loss)

The Company incurred losses of ($3,678) in the three months ended June 30, 2017 compared to ($60,381) during the three months ended June 30, 2016 due to the factors discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

The Company realized $135,000 in a combination of consulting fees, related party consulting fees and related party sponsorship fees for the six months ended June 30, 2017 compared to no revenue for the six months ended June 30, 2016.

Operating Expenses

For the six months ended June 30, 2017 operating expenses were $127,064 compared to $78,040 for the same period in 2016 for an increase of $49,024.  The increase was a result of an increase in consulting to related parties which increased to $60,500 from $30,000 and general and administrative expenses which increased to $40,909 from $20,065 for the same period in 2016.

Interest and Financing Costs

Interest expense was $20,775 for the six months ended June 30, 2017 compared to $20,455 in the six months ended June 30, 2016.

Net Income (Loss)

The Company incurred losses of $12,839 in the six months ended June 30, 2017 compared to $98,495 during the six months ended June 30, 2016 due to the factors discussed above.

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

The Company had $40,058 in cash at June 30, 2017 with availability on our related party line of credit with both General Pacific Partners, LLC and DEVCAP Partners, LLC of $591,439.  We had a working capital deficit of $905,608.

Operating activities

During the six months ended June 30, 2017, we used ($2,592) in cash in operating activities compared to ($24,565) during the six months ended June 30, 2016, an increase of $21,973. The increase between the periods was largely due to a smaller net loss and non-cash expenses.

Investing activities

We neither generated nor used cash flow in investing activities during the six months ended June 30, 2017 and the same for the period in 2016.

Financing activities

During the six months ended June 30, 2017 we used ($7,250) in financing activities compared to $26,500 generated for the same period ended June 30, 2016, a decrease of ($33,750). This reduction was due to repayments of amounts owed under a related party line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2017, the Company issued 333,333 shares of its common stock at a historical cost of $50,000 and a cost basis of .15 per share.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2017, the Company had no senior securities issued and outstanding.

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

August 16, 2017

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

