Form 10-K/A
period 2016-12-31
RC-1, Inc.
filed 2017-11-08
CIK 1665598

e

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K-Amendment No. 1

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

ITEM 9A – CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in the Company’s internal control over financial reporting:

Control Environment

Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2016. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2016 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We currently have not established an audit committee.

Control Activities

Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have all the required infrastructure for meeting the demands of being a U.S. publically reporting company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are entity level controls that are effective within our key business processes. However, certain of these processes could not be formally tested because of lack of documentation and/or process design details.

Information and Communication

Monitoring

Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a timely basis. Management intends to continue focusing its remediation efforts in the near term on providing best practices training to our audit committee. In addition, we will endeavor to design revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and additional review and monitoring procedures. We plan to periodically assess the need for additional accounting resources as business develops and resources permit. Management also is committed to taking further action by implementing enhancements or improvements as resources permit. Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

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

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of RC-1, Inc., as amended *
3(ii).1	Corporate Bylaws for RC-1, Inc. *
5.1	Legal opinion and consent of The Bingham Law Group, APC.*
10.1	Line of Credit Agreement with General Pacific Partners, LLC on October 1, 2009 *
10.2	Consulting Agreement with General Pacific Partners, LLC on January 1, 2012 *
10.3	Line of Credit Agreement with TVP Investments, LLC on October 15, 2012 *
10.4	Management Service Agreement with Carolina Pro AM Drivers, Inc. dated January 1, 2014 *
10.5	Line of Credit Agreement with Devcap Partners, LLC dated August 1, 2013 *
23.1	Consent of the Bingham Law Group, APC. (included with Exhibit 5.1)*
23.2	Consent of Prichett, Siler, and Hardy, P.C. *
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RC-1, Inc.

Date: November 8, 2017	By:	/s/ Kevin P. O'Connell
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

RC-1, Inc.

Date: November 8, 2017	By:	/s/ Kevin P. O'Connell
President and Chief Executive Officer

RC-1, Inc.

Date: November 8, 2017	By:	/s/ Rayna Austin
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

