Form 10-Q
period 2017-09-30
RC-1, Inc.
filed 2017-11-14
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on September 30, 2017.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

RC-1, Inc.

CONDENSED BALANCE SHEETS (Unaudited)

	September 30	December 31,
	2017	2016
ASSETS

Current assets
Cash	$52,918	$49,900
Accounts receivable	15,000	–
Accounts receivable - related party	–	15,000
Prepaid rent, current portion	60,000	–
Total current assets	127,918	64,900

Fixed assets - net	46,666	96,667

Prepaid rent, net of current portion	75,000	–
Note receivable - related party	75,000	–
Interest receivable - related party	2,612	–
	152,612	–

Total Assets	$327,196	$161,567

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$30,905	$27,478
Accrued liabilities - related party	15,539	196,302
Line of credit	75,000	75,000
Due to related parties	157,811	515,811
Accrued interest payable - unrelated parties	28,043	22,418
Accrued interest - related parties	105,523	85,394
Total current liabilities	412,821	922,403

Common stock issuable, net of current portion	120,000	–

Total Liabilities	532,821	922,403

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value;190,000,000 shares authorized; 13,929,581 (2017) and 7,929,581 (2016) issued and outstanding	1,392	792
Additional paid in capital	2,877,562	2,244,829
Accumulated deficit	(3,084,579)	(3,006,457)
Total Stockholders' Deficit	(205,625)	(760,836)

Total Liabilities and Stockholders' Deficit	$327,196	$161,567

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues
Consulting fees	$–	$–	$50,000	$–
Consulting fees - related parties	–	–	4,000	–
Sponsorships - related parties	20,000	–	101,000	–
	20,000	–	155,000	–

Cost of sales	–	–	–	–
Gross margin	20,000	–	155,000	–

Operating expenses:
Race expenses	39,564	15,003	40,178	15,003
Consulting to related parties	16,750	15,000	77,250	45,000
General and administrative	18,615	13,030	59,524	33,095
Professional fees	7,988	22,402	33,028	50,377
	82,917	65,435	209,980	143,475

Operating loss	(62,917)	(65,435)	(54,980)	(143,475)

Other expenses:
Interest expense - unrelated parties	(1,875)	(1,875)	(5,625)	(5,625)
Interest expense - related parties	(2,004)	(9,013)	(20,129)	(25,718)
Interest income - related parties	1,512	–	2,612	–
	(2,367)	(10,888)	(23,142)	(31,343)

Net Loss Before Taxes	(65,284)	(76,323)	(78,122)	(174,818)

Income Tax Provision	–	–	–	–

Net loss	$(65,284)	$(76,323)	$(78,122)	$(174,818)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of
common shares outstanding
(basic and diluted)	13,726,320	7,929,581	9,630,924	7,929,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016

Cash Flows From Operating Activities:
Net loss	$(78,122)	$(174,818)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,334	30,000
Non-cash rent expense	45,000	–

Changes in Operating Assets and Liabilities

Increase in note receivable - related party	(75,000)	–
Increase in interest receivable	(2,612)	–
Increase in accounts payable	3,427	24,015
Increase in accounts payable - related parties	29,237	45,000
Increase in accrued interest	5,625	5,625
Increase in accrued interest-related parties	20,129	25,718

Net cash used in operating activities	(38,982)	(44,460)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Repayments on line of credit	–	(1,459)
Proceeds from line of credit from related party	201,500	187,359
Repayments on line of credit from related party	(159,500)	(145,100)

Net cash provided by financing activities	42,000	40,800

Net Increase (Decrease) In Cash	3,018	(3,660)

Cash At The Beginning Of The Period	49,900	49,118

Cash At The End Of The Period	52,918	45,458

Schedule of Non-Cash Investing and Financing Activities

Stock received for sale of assets	$(86,667)	$–
Assets acquired for issuance of stock	$50,000	$–
Related party debt converted to stock	$400,000	$–
Related party accounts payable converted to stock	$210,000	$–

Cash paid during the year for:
Interest	$–	$–
Income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the final results that may be expected for the year ending December 31, 2017. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the SEC.

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

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of its note receivable, accounts payable, line of credit, accrued expenses, and other current liabilities approximate fair value due to the short-term maturities of these instruments.

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

The majority of revenues are from consulting services provided at events which range from one day to one week in length. The Company also earns revenues from entering their race cars into events whereby there is a money purse for finishing positions. The revenues from these events are recognized upon completion of the contracted services. In the event that the Company’s revenues are for services provided under contracts greater than one month in length, the contracts will be billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. The Company recognizes revenue on these contracts in the period the services are provided under the contract. Expenses associated with providing the services are recognized in the period the services are provided which coincides with when the revenue is earned.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and nine months ended September 30, 2017 and 2016 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 67.8% and 87.3% of the Company line of credit balances at September 30, 2017 and December 31, 2016, respectively. See Note 6 for further discussion of line of credit terms and relationships.

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

NOTE 4. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of September 30, 2017, and December 31, 2016, the balance of the line of credit was $75,000. As of September 30, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $28,043 and $22,418, respectively.

The Company has a business line of credit up to $3,000 with Wells Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. The balance owed as of September 30, 2017 and December 31, 2016 was zero.

NOTE 5. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, none of which are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $.0001 per share.

There were no issuances of preferred or common stock during the three months ended March 31, 2017.

During January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually), 400,000 of which were issued in July, 2017. See Note 6 for equity transactions with related parties.

NOTE 6. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. On July 3, 2017, $210,000 of the accrued fees were converted into 2,100,000 shares of stock at a value of $.10 per share. As of September 30, 2017, and December 31, 2016, the Company had an accrued payable balance due to this related party of $15,000 and $180,000, respectively. During the three and nine months ended September 30, 2017 and 2016, the Company incurred related party consulting expense of $15,000 and $45,000 respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. On July 3, 2017, $200,000 of the balance due was converted into 2,000,000 shares of stock at a value of $.10 per share. As of September 30, 2017, and December 31, 2016, the Company owed $108,164 and $183,164, respectively, in operating advances from this related party. As of September 30, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $26,816 and $18,354, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. On July 3, 2017, $200,000 of the balance due was converted into 2,000,000 shares of stock at a value of $.10 per share. As of September 30, 2017, and December 31, 2016, the Company owed $49,647 and $332,647, respectively, in operating advances to this related party. As of September 30, 2017, and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $78,707 and $67,040, respectively.

Due from related parties

In April 2017, the Company entered into a sponsorship agreement with a client, a privately owned company. The majority shareholder of the Company is the chairman of the board of directors of the client. The Company recognized $81,000 income in the current period. Of this amount, $6,000 was paid in cash and $75,000 was converted to a note receivable bearing interest at 8% maturing October 2018. The principal balance of the receivable, plus accrued interest, may be converted into shares of common stock of the client at the price of $1.00 per share. The option is exercisable no later than the maturity date of the note. In addition to the note, the Company received warrants to purchase up to 24,999 shares of common stock of the client at $1.00 per share. The warrants expire April 30, 2018.

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

Our revenues, to date, have been derived from advertising, and from race purses. Revenue is recognized on an accrual basis as earned under contract terms. The $101,000 earned in related party revenue was part of business development, race event sponsorship and administrative services provided by the company and Mr. O’Connell.

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5-year life for racecars and equipment, 7 years for furniture and fixtures.

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the periods ended December 31, 2016 and September 30, 2017 no impairment losses were recognized.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

The Company had $20,000 in related party revenue during the three months ended September 30, 2017 compared to no revenue for the same period ended September 30, 2016.

Operating Expenses

For the three months ended September 30, 2017 operating expenses were $82,917 compared to $65,435 for the same period in 2016 for an increase of $17,482. The increase was primarily a result of the increase in race expenses to $39,564 from $15,003 for the same period in 2016.

Interest and Financing Costs

Interest expense was $2,367 for the three months ended September 30, 2017 compared to $10,888 in the three months ended September 30, 2016. Interest expense was reduced for the quarter due to the reduction of our long term notes payable, which were settled via issuances of our common stock.

Net Income (Loss)

The Company incurred losses of $65,284 for the three months ended September 30, 2017 compared to $76,323 during the three months ended September 30, 2016 due to the factors discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

The Company realized $155,000 in revenue during the nine months ended September 30, 2017 compared to no revenue for the nine months ended September 30, 2016.

Operating Expenses

For the nine months ended September 30, 2017 operating expenses were $209,980 compared to $143,475 for the same period in 2016 for an increase of $66,505.  The increase was a result of an increase in race expenses, which increased to $40,178 from $15,003 for an increase of $25,175, consulting to related parties, which increased to $77,250 from $45,000 for an increase of 32,250, and general and administrative, which increased to $59,524 from $33,095 for an increase of $26,429.

Interest and Financing Costs

Interest expense was $23,142 for the nine months ended September 30, 2017 compared to $31,343 in the nine months ended September 30, 2016. Interest expense was reduced for the quarter due to the reduction of our long-term notes payable, which were settled via issuances of our common stock.

Net Income (Loss)

The Company incurred losses of $78,122 for the nine months ended September 30, 2017 compared to $174,818 during the nine months ended September 30, 2016 due to the factors discussed above.

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

The Company had $52,918 in cash at September 30, 2017 with availability on our related party lines of credit with General Pacific Partners, LLC and DEVCAP Partners, LLC of $491,836 and $450,353, respectively, and our business line of credit with Wells Fargo Bank of $3,000. We had a working capital deficit of $284,903 at September 30, 2017.

Operating activities

During the nine months ended September 30, 2017, we used $38,982 in operating activities compared to $44,460 during the nine months ended September 30, 2016, a difference of $5,478. The decrease between the periods was largely due to a lower net loss.

Investing activities

We neither generated nor used cash flow in investing activities during the nine months ended September 30, 2017 and the same for the period in 2016.

Financing activities

During the nine months ended September 30, 2017, we generated $42,000 from financing activities compared to $40,800 for the same period ended September 30, 2016, an increase of $1,200.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, based on the framework in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

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

Control Environment

Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of September 30, 2017. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as September 30, 2017 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May of 2017, the Company acquired a 2003 Laughlin Road Race car formerly used in the NASCAR Busch series and a 2006 Hutch Pagan Super Speedway Truck formerly used in the NASCAR Craftsman Truck Series. Both assets were $25,000 in cash respectively, in which the seller converted the proceeds into the common stock in our Company at .15 cents per share for a total of 333,333 shares issued to the counter party.

In July of 2017, the board agreed to convert $200,000 in related party long term notes payable from General Pacific Partners, LLC into 2,000,000 shares of common stock at a cost basis of .10 per share.

In July of 2017, the board agreed to convert $200,000 in related party long term notes payable from DEVCAP Partners, LLC into 2,000,000 shares of common stock at a cost basis of .10 per share.

In July of 2017, the board agreed to convert $210,000 in a related party payable from General Pacific Partners, LLC into 2,100,000 shares of common stock at a cost basis of ..10 per share.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2017, the Company had no senior securities issued and outstanding.

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

November 14, 2017

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

