Form 10-K
period 2017-12-31
RC-1, Inc.
filed 2018-04-03
CIK 1665598

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No ☒

As of June 30, 2017 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,114,437 based on of the last price at which the Company sold its shares ($0.15 per share of common stock) as of December 31, 2016.

On December 31, 2017, we had 13,929,581 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2017

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

ii

PART I

ITEM 1 – BUSINESS

History

We were organized in October of 2007 as R-Course Promotions, LLC, a California limited liability company. At the time of our formation, Kevin O'Connell was the managing member of our company and the sole member of General Pacific Partners, LLC ("GPP"), a California limited liability company. At our inception, GPP owned a majority of R-Course Promotions, LLC membership interests. In May of 2009, R-Course Promotions, LLC was merged with RC-1, Inc., a Nevada corporation with no prior operations. The reason for the merger was the potential liquidity for our shareholders. As of May 31, 2016, Kevin O'Connell is the Managing Member of (a) GPP, (b) Devcap, (c) Revete, and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 79.9% of our outstanding common shares.

We are a development stage small motorsports company which was organized to participate in “Road Racing” motorsports events organized by several motorsports sanctioning bodies such as The National Association for Stock Car Auto Racing ("NASCAR"), and The International Motorsports Association ("IMSA") and the Sports Car Vintage Racing Association (SVRA). The Road Racing motorsports events require the use of “Stock Cars” that are professionally modified for Road Racing, and “Sports Cars” that are specifically manufactured for competition Road Racing. From inception through December 31, 2017, we participated in racing events by exclusively leasing vehicles from unaffiliated third parties for each racing event in which we participated. In June of 2014, we acquired 3 vehicles; a Chevrolet Monte Carlo Super Sport fully equipped Stock Car; a Chevrolet Monte Carlo Super Sport "Roller" (a Roller is a Stock Car that is complete with all of the required racing components, but without a competition engine and transmission; and a 2012 Ford BOSS Mustang R (the "Mustang R). In March of 2017, the Ford BOSS Mustang R was sold for $125,000 and 833,333 shares of our common stock was returned to the company.

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

Background

The National Association for Stock Car Auto Racing (NASCAR) is a family-owned and -operated business that sanctions and governs multiple auto racing sports events. NASCAR is the largest sanctioning body of stock car in the United States. The three largest racing series sanctioned by NASCAR are the Monster Energy NASCAR Cup Series , the Xfinity Xfinity Series and the Camping World Truck Series. NASCAR also oversees the Whelen Modified Tour and the NASCAR Iracing.com Series. NASCAR sanctions over 1500 races at over 100 tracks in thirty-nine US states and Canada. NASCAR has presented exhibition races at the circuits in Japan, Mexico Australia and Europe. NASCAR is a separate and distinct entity from us and we do not have any formal contractual arrangements with NASCAR. We have participated in over twenty-five NASCAR sanctioned and embodied road racing events both regionally and nationally to date.

The International Motor Sports Association ("IMSA") is an auto racing sanctioning body based in Daytona Beach, Florida, United States. Beginning in 2014, IMSA became the sanctioning body of the WeatherTech Sports Car Championship, the premier road racing series resulting from the merger of the former Grand-Am Road Racing and the American Le Mans Series.

The Sports Car Vintage Racing Association ("SVRA") is the largest and one of the oldest Vintage Racing organization in the United States. SVRA now has to over 1,200 members. SVRA conducts Vintage events at legendary race tracks throughout the country. The series accepts entries that feature classic MGs, Triumphs, BMWs, Allards, Jaguars, and Lotuses as well as contemporary Camaros, Audis, Porsches and Corvettes among others.

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

We participated in limited road racing events 2014, 2015, 2016 and 2017. We did have a regular racing schedule with a regional sanctioning body, the Toyota Southwest Superlate Model Series. Below is a list of events attended:

	Toyota Southwest Superlates
	2014 Schedule
Date	Location	Purse
4/19/2014	Willow Springs Raceway, Rosamond, CA	$400
5/31/2014	Willow Springs Raceway, Rosamond, CA	$0
6/21/2014	Willow Springs Raceway, Rosamond, CA	$600
7/19/2014	Willow Springs Raceway, Rosamond, CA	$400
8/30/2014	Willow Springs Raceway, Rosamond, CA	$0
9/21/2014	Willow Springs Raceway, Rosamond, CA	$1,500
11/9/2014	Willow Springs Raceway, Rosamond, CA	$400
12/14/2014	Willow Springs Raceway, Rosamond, CA	$5,000

	Toyota Southwest Superlates
	2015 Schedule
Date	Location	Purse
5/30/2015	Willow Springs Raceway, Rosamond, CA	$0
6/27/2015	Willow Springs Raceway, Rosamond, CA	$0
7/18/2015	Willow Springs Raceway, Rosamond, CA	$0
8/29/2015	Willow Springs Raceway, Rosamond, CA	$0
9/19/2015	Willow Springs Raceway, Rosamond, CA	$0
11/7/2015	Willow Springs Raceway, Rosamond, CA	$0

	NASCAR
3/13/2015	Phoenix International Raceway	$0
5/17/2015	Canadian Tire Motorsports Park	$0
8/8/2015	Xfinity Series Watkins Glen, NY	$0
8/29/2015	Xfinity Series, Road America Wisconsin	$0

	SVRA
	2016 Schedule
9/17/2016	Coronado Annual Speed Fest	$0

	NASCAR
6/22/2017	2017 Schedule
	Monster Energy NASCAR Cup Series Toyota/Save Mart 350, Sonoma Raceway,	$0

Sanctioning Bodies

Sports Car Vintage Racing Association (SVRA)

The Sports car Vintage Racing Association (SVRA) is the largest and one of the oldest Vintage Racing organization in the United States. SVRA now has to over 1,200 members. SVRA conducts Vintage events at legendary race tracks throughout the country. The series accepts entries that feature classic MGs, Triumphs, BMWs, Allards, Jaguars, and Lotuses as well as contemporary Camaros, Audis, Porsches and Corvettes among others.

NASCAR Monster Energy Cup Series

The NASCAR Monster Energy NASCAR Cup Series is the sport's highest level of professional competition. It is consequently the most popular and most profitable NASCAR series. Since 2001, the Monster Energy NASCAR Cup season has consisted of approximately thirty-six (36) races over 10 months.

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

Revenues

We plan to have three revenue streams for our business.

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

On January 1, 2014, the Company entered into an event services agreement with Carolina Pro Am Services, Inc., ("Carolina") a company owned and controlled by Richard Ware who is also the owner and controller of a Rick Ware Racing LLC. Rick Ware Racing LLC is the owner of 8.9% of our issued and outstanding common shares as of March 31, 2018. During the years ended December 31, 2017 and 2016 the Company paid $30,500 and $0 respectively to Carolina.

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

National Television – NASCAR and IMSA races are live broadcasts. With their logos and brands displayed on our race vehicles, our client can expose their products or services to consumers. Broadcasting is currently on the FOX Network and Fox Sports 1.

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

RACE PURSES

Revenue is expected to be derived from our winning a share of cash purses that are provided by event advertisers and sanctioning bodies. Purse for the events we participate in can range from $0 to over $1,000,000 for the sanctioning bodies we compete within. The winning purses we have received have been in regional events only.

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

In addition, in June of 2014, we acquired a Ford “BOSS” road racing Mustang race car used in competition in the Grand Am Rolex Series. This model Boss Mustang is a custom built model specially configured for road racing. We intend to use this vehicle in SVRA Vintage racing competition. We acquired the Ford BOSS Mustang for $200,000. The debt of $200,000 was immediately converted into 1,333,333 common shares of the Company at a conversion rate of $0.15 per share pursuant to a debt to equity conversion agreement executed on May 1, 2014. In March of 2017, we sold the Ford BOSS Mustang R back to the original seller for $125,000 and received 833,333 of our shares of common stock back as compensation.

On May 25th, 2017 the company acquired a 2003 vintage Laughlin road race NASCAR Busch series car for $25,000 USD from Rick Ware Racing, LLC. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock at $0.15 per share for a total of 166,667 shares of common stock.

Also, on May 25th, 2017 the company acquired a 2006 Hutch Pagan NASCAR Camping World Series super -speedway racing truck for $25,000 USD from Rick Ware Racing, LLC. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock at $.15 per share for a total of 166,667 shares of common stock.

Operating Budget

Management estimates the cost of operating the business through March 31, 2019 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in air and rental cars.

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

In addition, we have received revenue for the events in which we qualified to enter for races during the years of 2008 through 2016. Our losses from inception through the year ended December 31, 2017 was $3,149,308.

For the year ended December 31, 2017 we had limited revenue from marketing or sponsorships and had no purse winnings from competition. We incurred a loss of $142,851 which represented a decrease of $83,794 from a loss of $226,645 for the year ended December 31, 2016. The decrease in loss for 2017 is attributable to an increase in related party revenues. We had revenue of $155,000 for the year ended December 31, 2017 and $15,000 for the year ended December 31, 2016.

Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

Lines of Credit

On October 1, 2009 General Pacific Partners, LLC ("GPP") one of our principal shareholders, that is wholly owned and managed by Mr. O'Connell, established a Line of Credit of $600,000 due on demand. The Line of Credit carries annual interest at 8% The receipt of funds from this Line of Credit is subject to the approval of Mr. O'Connell. As of December 31, 2017 a total of $477,836 the Line of Credit was available. The terms of the line of credit provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the Line of Credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

On August 1, 2013, Devcap Partners, LLC, (“Devcap”) a Texas limited liability company that is wholly owned and managed by Mr. O'Connell, established a Line of Credit of $300,000. On January 1st ,2016 the Line of Credit was extended to $500,000. The terms of the Line of Credit contain annualized interest of 8%, quarterly interest payments to be paid by the Company on the outstanding balance which is due upon the maturity date of August 1, 2020. Mr. O'Connell may have a conflict of interest should we determine to draw upon the Line of Credit. He will have to determine, as the Managing Member of Devcap, whether it is in the best interest of Devcap to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down. At December 31, 2017, a total of $450,353 of credit was available on this line.

On October 15, 2012 TVP Investments, LLC established a Line of Credit of $500,000. TVP Investments, LLC is a Georgia limited liability company. As of December 31, 2017, we had drawn $75,000 of principal on this Line of Credit and had accrued interest of $29,918. The terms of this Line of Credit contain annualized interest of 10%, quarterly interest payments and matures on December 31, 2019, paid by the Company on outstanding balances and provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter.

Capital Requirements

Management estimates for the cost of operating the business through March 31, 2019 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

Meeting our capital requirements will be directly dependent on Mr. O'Connell and his related businesses and his decision to advance us capital in the event that we are not able to raise capital from other sources.

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

Relationship with our majority shareholder

Our Chief Executive Officer, Kevin O'Connell is the Managing Member of (a) GPP, (b) Devcap, (c) Revete and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 79.9% of our outstanding common shares.

Since the inception of the company we have borrowed monies from GPP, Devcap, Kevin P. O’Connell and his affiliates.

On October 1, 2009, the Company established a $600,000 unsecured line of credit with GPP. The terms of the Line of Credit provide for interest at 8% per annum on all balances; quarterly interest payments outstanding balances and is limited to a maximum quarterly draw down on the line of $100,000. On June 2, 2014 $295,306 due on the Line of Credit was converted into 1,968,704 shares of common stock in the Company. As of March 1, 2018 there was $477,836 available on the GPP line of credit. GPP is a company whose management and majority membership interests are held by Mr. O’Connell, the President of the Company.

On July 3rd, 2017, GPP executed a debt to equity conversion agreement with the Company and converted $200,000 of debt to common stock at $0.10 per share. The Company issued 2,000,000 shares of its common stock to GPP.

On August 1, 2013 the Company established a $300,000 unsecured line of credit with Devcap. On January 1st, 2016 the line was increased to $500,000. The terms of the Line of Credit provide for interest at 8% per annum. On June 2, 2014, $85,690 due on the 8% (eight percent) Line of Credit was converted into 571,267 shares of common stock in the Company. As of December 31, 2017, there was $450,353 available on the Devcap line of credit. Devcap is a company whose management and majority membership interests are held by Mr. O’Connell.

On July 3rd, 2017, DEVCAP executed a debt to equity conversion agreement with the company and converted $200,000 of debt to common stock at $0.10 per share. The company issued 2,000,000 shares of its common stock to DEVCAP.

The Company has recurring losses from operations and its auditor has stated that there is substantial doubt about the Company's ability to continue as a going concern. Further, continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. (see "Risk Factors" starting on Page 6 above). The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved.

Without additional funding, the Company could discontinue operations. We have $60,342 in cash as of December 31, 2017 and our monthly expenses are approximately $25,000. We will need to obtain additional funding to maintain continuing operations and there can be no assurance that such funding is, or will become available.

Facilities and Maintenance

Maintenance and race set up is an ongoing effort in auto racing. Mr. O'Connell manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events. Our race cars are managed for racing from a facility in Thomasville, North Carolina owned by Rick Ware, a shareholder. In January of 2017 we entered into a lease for warehouse space at, 110 Sunrise Center Drive, Thomasville, NC for a three-year term for which we committed to issue 1,200,000 common shares at $0.15 per share to Rick Ware Racing, LLC.

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

Employees

As of March 15, 2018, we had no full-time employees. Our only employees consist of 2 management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

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

ITEM 1A

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

We estimate that for the 12 months ending December 31, 2018, the cost of operating the business will require additional capital of a minimum of three hundred thousand dollars ($300,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise $300,000 in additional capital to fund our operations through December 31, 2018 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Our existing principal stockholders exercise control of our Company.

Kevin O'Connell is the Managing Member of (a) GPP, (b) Devcap, (c) Revete, and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 79.9% of our outstanding common shares.

In addition, GPP has established a line of credit of $600,000. The receipt of funds from this line of credit is subject to the approval of Mr. O'Connell. As of December 31, 2017 there was $477,836 available on this Line of Credit. The terms of the line of credit contains annualized interest of 8%, quarterly interest payments paid by the Company on outstanding balances and requires a maximum quarterly draw down on the line of $100,000 per quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

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

Our competition vehicles contain current technologies that may cease to be legal or competitive as the rules, and regulations of NASCAR, IMSA and SVRA are modified and technologies are updated. Additionally, governing sanctioning bodies are expected to regularly hold discussions with the manufacturers and competitors regarding implementing updated models and technologies that may have an adverse effect on our Company. To the extent that sanctioning bodies may change their rules and regulations so that our racecars do not comply with the changed rules or regulations, our business will be adversely affected.

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

We are dependent on our key personnel.

Our success will depend in large part upon the continued services of Mr. Kevin P. O'Connell, who presently devotes only 25% or less of his time to our business. The death or loss of Mr. O'Connell would have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance on Mr. O'Connell.

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

There currently is no trading market for our stock. While we have utilized a marker maker to obtain a quotation on the OTC Markets. We cannot assure you that a public market will ever develop. Furthermore, you will likely not be able to sell your securities if a regular trading market for our securities does not develop and we cannot predict the extent, if any, to which investor interest will lead to the development of a viable trading market in our shares. We expect the initial market for our stock to be limited, if a market develops at all. Even if a limited trading market does develop, there is a risk that the absence of potential buyers will prevent you from selling your shares if you determine to reduce or eliminate your investment. Additionally, the offering price of $0.15 share may not reflect the current value of our shares.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

Maintenance and race set up is an ongoing effort in auto racing. Mr. O'Connell manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events. Our race cars are managed for racing from a facility located at 110 Sunrise Center Drive, Thomasville, North Carolina,. owned by Rick Ware, a non-affiliated party. As of January 1st 2017 we agreed to compensate Rick Ware Racing $5,000 per month for 36 months payable in common stock at a value of $0.15 per share or (1,200,000 shares) for access to up 5,000 square feet of space in this facility.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any material legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

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

January 1,2017 – March 31, 2018	0.15	0.15

_______________

* Represents quoted prices but not actual trades.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2017 or 2016.

In January of 2017, we entered into a 36-month warehouse lease, payable in 1,200,000 shares of our common stock.

In March of 2017, we sold the Ford BOSS Mustang R back to the original sellers for $125,000 receiving back 833,333 shares of our common stock.

In May of 2017 we acquired a 2003 vintage Laughlin road race NASCAR Busch series car for $25,000 from Rick Ware Racing, LLC a related party. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock at $0.15 per share for a total of 166,667 shares of common stock.

In May of 2017 we acquired a 2006 Hutch Pagan NASCAR Camping World Series super -speedway racing truck for $25,000 USD from Rick Ware Racing, LLC a related party. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock $0.15 per share for a total of 166,667 shares of common stock.

In July of 2017, General Pacific Partners, LLC, a related party executed a debt to equity conversion agreement with the company and converted $200,000 of debt to common stock at $0.10 per share. The company issued 2,000,000 shares of its common stock to General Pacific Partners, LLC.

In July of 2017, General Pacific Partners, LLC, a related party converted $210,000 of accrued fees into 2,100,000 shares of stock at a value of $0.10 per share.

In July of 2017, DEVCAP Partners, LLC, a related party executed a debt to equity conversion agreement with the company and converted $200,000 of debt to common stock at $0.10 per share. The company issued 2,000,000 shares of its common stock to DEVCAP.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2017 or 2016.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2017 or 2016.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2017 and 2016 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

In general, under the JOBS Act a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was affected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an emerging growth company after the earliest of:

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2017 and 2016, no impairment losses were recognized.

Stock Based Compensation – We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 714. Accordingly, compensation cost is recognized for the estimated fair value of the stock at the grant date. For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

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

Going Concern

As of December 31, 2017, RC-1, Inc. had an accumulated deficit of $3,149,308. Also, during the year ended December 31, 2017, we used net cash of $45,558 for operating activities. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31,2017, the company had cash of approximately $60,350.

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

In the years ended December 31, 2017 and 2016, we had revenues in the amounts of $155,000 and $15,000 respectively, which was an increase of $140,000. The Company earned all of its $15,000 in revenues in 2016 from related party NASCAR consulting services. In 2017, related party revenue of $155,000 was earned for consulting fees and sponsorships. The Company provided consulting services to a race team competing in a NASCAR race event. Services included management of pit crew, communications with driver, and coordinating supplies and equipment rendered to a related party to support a race team.

Operating Expenses.

Race Expenses

For the year ended December 31, 2017, race expenses increased to$40,178 as compared to$32,305 from the prior year ended December 31, 2016 which was an increase of $7,873. The increase was primarily the result of the increase in race events in 2017.

Consulting to related parties

For the year ended December 31, 2017, consulting to related parties expense increased to $92,250 as compared to $60,000 from the prior year ended December 31, 2016 which was an increase of $32,250. The increase in services in 2017, which consisted of race event management, was due to an increase in the number of events to which services were provided in 2017 as compared to 2016.

General and Administrative Expense

For the year ended December 31, 2017, general and administrative expenses increased to $92,025 as compared to $43,155 from the prior year ended December 31, 2016 which was an increase of $48,870. The increase was primarily due to rent expense for warehouse lease.

Professional Fees

Professional fees for the year ended December 31, 2017 were $47,703 compared to $63,613 for the period ended December 31, 2016.

Interest Expense

For the year ended December 31, 2017, interest expense decreased to $29,840 as compared to $42,572 for the year ended December 31, 2016, a decrease of $12,732. The decrease in interest expense was due to the exchange of indebtedness to common stock.

Net Loss

Our net loss from operations decreased to $142,851 for the year ended December 31, 2017, from $226,645 for the year ended December 31, 2016 due to the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2017, and December 31, 2016:

	December 31, 2017	December 31, 2016	$ Change	Percent Change
Working Capital	$(129,873)	$(857,503)	727,630	85%
Cash	$60,342	$49,900	10,442	21%
Total current assets	$199,487	$64,900	134,587	207%
Total assets	$303,653	$161,567	142,086	88%
Accounts payable	$39,080	$27,478	11,602	42%
Accrued Liabilities	$30,464	$196,302	(165,838)	-84%
Related Party Interest Payable	$107,784	$85,394	22,390	26%
Non Related Party Interest Payable	$29,918	$22,418	7,500	33%
Line of Credit	$75,000	$75,000	–	0%
Due to related parties	$171,811	$515,811	(344,000)	-67%
Total current liabilities	$329,360	$922,403	(593,043)	-64%
Total liabilities	$389,360	$922,403	(533,043)	-58%

Our working capital increased by $727,630 from December 31, 2016 to December 31, 2017 mainly from additional related party debt and accrued interest on said related party debt. The Company’s assets increased from $161,567 as of December 31, 2016 to $303,653 as of December 31, 2017 mainly the acquisition of certain race vehicles which will be used in marketing, competition and operational activities.

Operating Activities

Net cash used for continuing operating activities during 2017 was $(45,558) as compared to $(55,293) for fiscal 2016.

Investing Activities

There was no cash from investing activities 2016 and 2017.

Financing Activities

For the year ended December 31, 2017, net cash provided by financing activities was $56,000 which consisted of $268,000 in proceeds and repayments of $212,000 from related party debt. For the year ended December 31, 2016, net cash provided by financing activities was $56,075 which consisted of net proceeds of $246,175 from line of credit, and $190,100 in repayments from related party debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $60,342 in cash at December 31, 2017 with a working capital deficit of $(129,873). As of December 31, 2016, the Company had cash of $49,900 with a working capital deficit of $(857,503).

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A – CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO II Framework"). Based on management's assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in the Company's internal control over financial reporting:

Control Environment

Inadequate Policies and Procedures: Based on management's review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2017. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2017 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We currently have not established an audit committee.

Control Activities

Testing of Internal Controls: The Company's accounting staff is relatively small and the Company does not have all the required infrastructure for meeting the demands of being a U.S. publicly reporting company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are entity level controls that are effective within our key business processes. However, certain of these processes could not be formally tested because of lack of documentation and/or process design details.

Information and Communication Monitoring

Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management's ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management's ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rayna Austin – From February of 2014 through the present, has Miss Austin has provided management consulting, business development and accounting for small businesses through her company, RMA Services. Ms. Austin received a Bachelor of Arts (BA) in Criminal Justice and minor in Psychology from the University of Nevada, Las Vegas, earned her Paralegal Certification from University of California Irvine, and her Accounting and Quickbooks Certifications from the National Association of Certified Public Bookkeepers.

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

The Company does not intend to pay employee directors a separate fee for their services.

The following table summarized our executive compensation for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation ($)
Kevin P. O'Connell	2017 2016	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2015	-0-	-0-	-0-	-0-
Rayna Austin	2017 2016	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2015	-0-	-0-	-0-	-0-
David M. Jackson	2017 2016	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2015	-0-	-0-	-0-	-0-

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of the date of this Registration Statement by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;

2.	Each of our Directors and executive Officers; and

3.	All of our Directors and Officers as a group

Name	No. of Shares Owned	% of Stock Outstanding
Kevin O’Connell (1)	11,130,086	79.9%
Rayna Austin	0	0.0%
Cassin Farlow, LLC(2)	1,210,000	8.7%
Rick Ware Racing, LLC(3)	1,233,333	8.9%
Directors and Officers as a Group	11,130,086	79.9%

(1) Kevin P. O’Connell is the managing member of, and the majority shareholder of:

a. General Pacific Partners, LLC, which owns 6,878,460 shares.

b. Revete Capital Partners, LLC which owns 107,144 shares

c. Continental EC, LLC which owns 64,286 shares

d. Devcap Partners, LLC which owns 4,071,267 shares

(2) Gus O'Connell has dispositive and voting power for Cassin Farlow, LLC

(3) Richard Ware has dispositive and voting power for Rick Ware Racing, LLC

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2016 and 2017 under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There have been no option exercises by our executive officers from inception to December 31, 2017.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

On January 1, 2015, the Company extended for three years a previous consulting agreement with GPP, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director, to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. As of December 31, 2017, and 2016, the Company had an accrued payable balance due to this related party of $30,000 and $180,000 respectively.

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with GPP, Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. Interest for this line of credit has been waived by the lender. As of December 31, 2017 and 2016, the Company owed $122,164 and $183,164, respectively, in operating advances to GPP. As of December 31, 2017 and 2016, the Company had accrued interest on this line of credit in the amounts of $28,026 and $18,354, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $300,000 with a Devcap, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director. The 8% line of credit was increased to $500K on January 1, 2016. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of December 31, 2017 and December 31, 2016, the Company owed $49,647 and $332,647, respectively, in operating advances to this related party. As of December 31, 2017 and December 31, 2016, the Company had accrued interest on this line of credit in the amounts of $79,708 and $67,040, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Daszkal Bolton, for professional services rendered for the audit of the Company’s annual financial statements and review of unaudited financial statements for the years ended December 31, 2017 and 2016, was $12,500 and $21,500.

The aggregate fees billed by PSH, our previous Auditor, for professional services rendered for the audit of the Company’s December 31, 2015 audited financial statements and review of unaudited financial statements for the Company's quarterly periodic reports, was $10,000.

Audited-Related Fees

For the years ended December 31, 2017 and 2016, there were no fees billed by Daszkal Bolton for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2017 and 2016, the Company incurred no fees from Daszkal Bolton for services for tax compliance, tax advice and tax planning work.

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

_______________

* Incorporated by reference to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 27, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RC-1, Inc.

Date: April 3, 2018	By:	/s/ Kevin P. O'Connell
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

RC-1, Inc.

Date: April 3, 2018	By:	/s/ Kevin P. O'Connell
President and Chief Executive Officer

RC-1, Inc.

Date: April 3, 2018	By:	/s/ Rayna Austin
Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RC-1, Inc.

Thomasville, North Carolina

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RC-1, Inc. (the Company) at December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has minimal revenues, sustained recurring losses from operations and increased accumulated deficits since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2017.

Fort Lauderdale, FL

April 2, 2018

RC-1, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash	$60,342	$49,900
Accounts receivable - related party	–	15,000
Prepaid rent, current portion	60,000	–
Note receivable - related party	75,000	–
Interest receivable - related party	4,145	–
Total current assets	199,487	64,900

Fixed assets - net	44,166	96,667
Prepaid rent, net of current portion	60,000	–
Total long-term assets	104,166	96,667

Total Assets	$303,653	$161,567

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$39,080	$27,478
Accrued liabilities - related party	30,464	196,302
Line of credit, current portion	–	75,000
Due to related parties, current portion	122,164	515,811
Accrued interest payable	29,918	22,418
Accrued interest - related parties	107,734	85,394
Common stock issuable, current portion	60,000	–
Total current liabilities	389,360	922,403

Line of credit, net of current portion	75,000	–
Due to related parties, net of current portion	49,647	–
Common stock issuable, net of current portion	60,000	–
Total long-term liabilities	184,647	–

Total Liabilities	574,007	922,403

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 13,929,581 (2017) and 7,929,581 (2016) shares issued and outstanding	1,392	792
Additional paid in capital	2,877,562	2,244,829
Accumulated deficit	(3,149,308)	(3,006,457)
Total Stockholders' Deficit	(270,354)	(760,836)

Total Liabilities and Stockholders' Deficit	$303,653	$161,567

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Revenues
Consulting fees - related parties	54,000	15,000
Sponsorships - related parties	101,000	–
	155,000	15,000

Race Expenses	40,178	32,305
Consulting - related parties	92,250	60,000
General and administrative	92,025	43,155
Professional fees	47,703	63,613
	272,156	199,073

Loss from operations	(117,156)	(184,073)

Other expenses:
Interest expense - unrelated parties	(7,500)	(7,500)
Interest expense - related parties	(22,340)	(35,072)
Interest income - related parties	4,145	–
	(25,695)	(42,572)

Loss before income taxes	(142,851)	(226,645)

Provision for income tax	–	–

Net loss	$(142,851)	$(226,645)

Net loss per share
(Basic and diluted)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	10,747,298	7,929,581

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional
	Shares	Amount ($.0001 Par)	Paid in Capital	Accumulated Deficit	Stockholders' Deficit

Balances at December 31, 2015	7,929,581	$792	$2,244,829	$(2,779,812)	$(534,191)

Loss for the year	–	–	–	(226,645)	(226,645)

Balances at December 31, 2016	7,929,581	792	2,244,829	(3,006,457)	(760,836)

Stock issued for debt conversion	4,000,000	400	399,600	–	400,000

Stock issued under lease obligation	400,000	40	59,960	–	60,000

Stock issued in settlement of liabilities	2,100,000	210	209,790	–	210,000

Stock issued to purchase assets	333,333	33	49,967	–	50,000

Stock received and cancelled from sale of assets	(833,333)	(83)	(86,584)	–	(86,667)

Loss for the year	–	–	–	(142,851)	(142,851)

Balances at December 31, 2017	7,929,581	$1,392	$2,877,562	$(3,149,308)	$(270,354)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(142,851)	$(226,645)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	15,834	40,000
Non-cash rent expense	60,000	–
Bad debt expense	15,000	–

Changes in Operating Assets and Liabilities
Decrease (Increase) in accounts receivable		(15,000)
Increase in note receivable	(75,000)	–
Increase in interest receivable	(4,145)	–
Increase in accounts payable	11,602	27,478
Increase in accrued liabilities - related party	44,162	76,302
Increase in accrued interest - unrelated parties	7,500	7,500
Increase in accrued interest - related parties	22,340	35,072

Net cash used in operating activities	(45,558)	(55,293)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	268,000	246,175
Payments on line of credit to related parties	(212,000)	(190,100)

Net cash provided by financing activities	56,000	56,075

Net Increase in Cash	10,442	782

Cash At The Beginning of The Year	49,900	49,118

Cash At The End of The Year	$60,342	$49,900

Schedule Of Non-Cash Investing And Financing Activities

Assumption of debt by related party	$–	$1,459
Stock received for sale of assets	$(86,667)	$–
Assets acquired for issuance of stock	$50,000	$–
Related party debt converted to stock	$400,000	$–
Related party accounts payable converted to stock	$210,000	$–

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

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

Accounts Receivable

Accounts receivable are recognized net of allowances for doubtful accounts, based on historical experience and other available evidence. Accounts receivable are written off when management determines they are uncollectible. The Company wrote off $15,000 of related party receivable during 2017.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5 year life for racecars and equipment, 7 years for furniture and fixtures.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2017 and 2016 the Company determined that there was no impairment of long-lived assets.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2017 and 2016, there were no unrecognized tax benefits.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive For the years ended December 31, 2017 and 2016, there were no potentially dilutive shares outstanding.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on the financial statements.

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

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31, 2017	December 31, 2016

Racecars	$50,000	$200,000
Less: Accumulated depreciation	(5,834)	(103,333)

Fixed assets, net	$44,166	$99,667

During 2017, the Company sold one and purchased two Racecars in nonmonetary transactions.

Depreciation expense was $15,834 and $40,000 for the years the years ended December 31, 2017 and 2016, respectively.

NOTE 5. LINES OF CREDIT

	December 31, 2017	December 31, 2016
TVP Investments, LLC	$75,000	$75,000
Less: current portion	–	(75,000)
Long-term portion	$75,000	$–

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of December 31, 2017, and 2016, the Company had accrued interest on this line of credit in the amounts of $29,918 and 22,418, respectively.

The Company has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. The balance due of this line of credit was zero as of December 31, 2017 and 2016.

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

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). As of December 31, 2017, 400,000 shares had been issued under this agreement. See Note 7 for equity transactions with related parties.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. On July 3, 2017, $210,000 of the accrued fees were converted into 2,100,000 shares of stock at a value of $0.10 per share. As of December 31, 2017, and 2016, the Company had an accrued payable balance due to this related party of $30,000 and $180,000, respectively.

Accounts payable to related parties

During race events, the Company charges various event related expenses to credit cards of the majority shareholder. These expenses are recorded as accounts payable to related parties at the time the charges are made and reimbursed at the conclusion of the event. The Company had a balance due of $464 and $16,302 as of December 31, 2017 and 2016, respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. On July 3, 2017, $200,000 of the balance due was converted into 2,000,000 shares of stock at a value of $0.10 per share. As of December 31, 2017, and 2016, the Company owed $122,164 and $183,164, respectively, in operating advances from this related party. As of December 31, 2017 and 2016, the Company had accrued interest on this line of credit in the amounts of $28,026 and $18,354, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. On July 3, 2017, $200,000 of the balance due was converted into 2,000,000 shares of stock at a value of $0.10 per share. As of December 31, 2017, and 2016, the Company owed $49,647 and $332,647, respectively, in operating advances to this related party. As of December 31, 2017, and 2016, the Company had accrued interest on this line of credit in the amounts of $79,708 and $67,040, respectively.

Other related party transactions

On March 25, 2017, the Company transferred a Ford Mustang to the shareholder from whom it was previously purchased from in exchange for 833,333 shares of common stock, which were cancelled.

On May 25, 2017, the Company purchased two racecars from the same shareholder in exchange for 333,333 shares of common stock. The racecars were valued at $50,000.

On July 1, 2017, the Company issued 400,000 shares of common stock to Rick Ware Leasing, LLC under the terms of a lease agreement for warehouse space.

On April 25, 2017, the Company entered into a sponsorship agreement with Dashub, Inc., a company for whom the majority shareholder serves on the board of directors. The agreement was for $81,000, of which $6,000 was paid at signing. The remaining $75,000 was converted to a note bearing interest at 8% maturing in October 2018. The note can be converted into 75,000 shares of the Company any time prior to the maturity date. As part of the agreement, the Company received warrants to purchase 24,999 shares of Dashub, Inc. at $1.00 per share. The warrants expire April 30, 2018.

NOTE 8. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2017	2016
Current tax provision:
Federal	$–	$–

Deferred tax provision (benefit):
Federal	(868)	(16,541)
Change in valuation allowance	868	16,541

Total provision for income tax	$–	$–

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. In 2017 and 2016, the Company’s tax losses were reduced by accrued expenses to related parties which are not recognized for tax purposes until paid and differences in depreciation reported on the financial statements and amounts allowed for tax purposes.

At December 31, 2017 and 2016, the Company had net operating loss carryforwards of approximately $1,741,494 and $1,737,363 respectively, which begin to expire in 2029. The deferred tax assets arising from the net operating loss carryforwards are approximately $264,435 and $260,604 as of December 31, 2017, and 2016, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2017 and 2016 was approximately $868 and $16,541, respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2017 and 2016 is as follows:

	2017	2016
Expected tax at 21% (2017) and 15% (2016)	$(868)	$(16,541)
Change in valuation allowance	868	16,541
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017, and 2016, the Company had no accrued interest and penalties related to uncertain tax positions.

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

