Form 10-Q
period 2018-03-31
RC-1, Inc.
filed 2018-05-16
CIK 1665598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 14, 2018.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$5,767	$60,342
Prepaid rent, current portion	60,000	60,000
Note receivable – related party	75,000	75,000
Interest receivable – related party	5,645	4,145
Total current assets	146,412	199,487

Fixed assets - net	41,666	44,166
Prepaid rent, net of current portion	45,000	60,000
Total long-term assets	86,666	104,166

Total Assets	$233,078	$303,653

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$48,318	$39,080
Accrued liabilities - related party	52,889	30,464
Due to related parties	80,164	122,164
Accrued interest payable	31,793	29,918
Accrued interest – related parties	110,097	107,734
Common stock issuable	60,000	60,000
Total current liabilities	383,261	389,360

Line of credit	75,000	75,000
Due to related parties, net of current portion	56,680	49,647
Common stock issuable, net of current portion	60,000	60,000
Total long-term liabilities	191,680	184,647

Total Liabilities	574,941	574,007

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 190,000,000 shares authorized; 13,929,581 shares issued and outstanding	1,392	1,392
Additional paid in capital	2,877,562	2,877,562
Accumulated deficit	(3,220,817)	(3,149,308)
Total Stockholders' Deficit	(341,863)	(270,354)

Total Liabilities and Stockholders' Deficit	$233,078	$303,653

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenues
Consulting fees	$–	$50,000
Consulting fees - related party	–	4,000
	–	54,000

Operating expenses:
Consulting - related parties	21,533	15,000
General and administrative	17,500	25,030
Professional fees	29,738	12,000
	68,771	52,030

(Loss) income from operations	(68,771)	1,970

Other income (expense):
Interest expense	(1,875)	(1,875)
Interest expense – related parties	(2,363)	(9,256)
Interest income – related parties	1,500	–
	(2,738)	(11,131)

Loss before provision for income tax	(71,509)	(9,161)
Provision for income tax	–	–

Net loss	$(71,509)	$(9,161)

Net loss per share (Basic and fully diluted)	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	13,929,581	7,874,025

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net loss	$(71,509)	$(9,161)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,500	10,000
Non-cash rent expense	15,000	15,000

Changes in operating assets and liabilities
Increase (decrease) in accounts payable	9,238	(2,000)
Increase (decrease) in accrued liabilities – related party	22,425	(1,302)
Increase in accrued interest	1,875	1,875
Increase in accrued interest – related parties	2,363	9,256
Increase in accrued interest income – related party	(1,500)	–
Net cash (used in) provided by operating activities	(19,608)	23,668

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	–	40,500
Payments on line of credit to related parties	(34,967)	(84,500)

Net cash used for financing activities	(34,967)	(44,000)

Net Decrease In Cash	(54,575)	(20,332)

Cash At The Beginning Of The Period	60,342	49,900

Cash At The End Of The Period	$5,767	$29,568

Schedule of Non-Cash Investing And Financing Activities

Stock received for sale of assets	$–	$(86,667)

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

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

Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company has no cash equivalents. The Company maintains cash with a commercial bank. The deposits are made with a reputable financial institution and the Company does not anticipate realizing any losses from these deposits.

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

Revenue recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

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

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended March 31, 2018 and 2017 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 64.6 and 69.6% of the Company line of credit balances at March 31, 2018 and December 31, 2017. See Note 6 for further discussion of line of credit terms and relationships.

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

NOTE 3. GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	March 31, 2018	December 31, 2017

Race cars	$50,000	$50,000
Less: Accumulated depreciation	(8,334)	(5,834)

Fixed assets, net	$41,666	$44,166

During 2017, the Company sold one and purchased two Racecars for stock. See Note 7.

Depreciation expense was $2,500 and $10,000 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of March 31, 2018, and December 31, 2017, the balance of the line of credit was $75,000. As of March 31, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $31,793 and $29,918, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this Line.

NOTE 6. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $0.001 per share, of which 13,929,581 shares are issued and outstanding.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). As of December 31, 2017, 400,000 shares had been issued under this agreement. See Note 7 for equity transactions with related parties.

There were no issuances of preferred or common stock during the three months ended March 31, 2018.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. During the three months ended March 31, 2018 and 2017, the Company incurred related party consulting expense of $15,000, respectively. As of March 31, 2018, and December 31, 2017, the Company had an accrued payable balance due to this related party of $45,000 and $30,000, respectively.

Other related party transactions

On March 25, 2017, the Company transferred a Ford Mustang to the shareholder from whom it was previously purchased from in exchange for 833,333 shares of common stock, which were cancelled.

On May 25, 2017, the Company purchased two race cars from the same shareholder in exchange for 333,333 shares of common stock. The race cars were valued at $50,000.

On July 1, 2017, the Company issued 400,000 shares of common stock to Rick Ware Leasing, LLC under the terms of a lease agreement for warehouse space.

On April 25, 2017, the Company entered into a sponsorship agreement with Dashub, Inc., a company for whom the majority shareholder serves on the board of directors. The agreement was for $81,000, of which $6,000 was paid at signing. The remaining $75,000 receivable was converted to a note bearing interest at 8% maturing in October 2018. The note can be converted into 75,000 shares of Dashub, Inc. any time prior to the maturity date. As part of the agreement, the Company received warrants to purchase 24,999 shares of Dashub, Inc. at $1.00 per share. The warrants expire April 30, 2018.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of March 31, 2018, and December 31, 2017, the Company owed $80,164 and $122,164, respectively, to this related party. As of March 31, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $29,366 and $28,026, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of March 31, 2018, and December 31, 2017, the Company owed $56,680 and $49,647, respectively, to this related party. As of March 31, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $80,731 and $79,708, respectively.

NOTE 8. Subsequent Events

On April 11th, the Company acquired a SimXperience simulation rig with all applicable software to be used for driving & spotter training and for general motorsports related marketing purposes. The simulation rig was acquired for $11,100 from a consultancy firm and includes assembly and custom fabrication as needed.

The Dashub, Inc. warrants expired unexercised at April 30, 2018.

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

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, effective for public business entities with annual reporting periods beginning after December 15, 2017.  This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

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

Going Concern

As of March 31, 2018, RC-1, Inc. had an accumulated deficit of $3,220,817, and a working capital deficiency of $236,849. These factors raise substantial doubt about our ability to continue as a going concern.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2017, the company had cash of approximately $50,000.

Result of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

The Company recognized no revenue during the three months ended March 31, 2018 and $54,000 revenue for the same period in 2017. The Company did not recognize any racing event related revenue due to the fact that most of the racing events scheduled for 2018 occur after June of 2018.

Operating Expenses

For the three months ended March 31, 2018 operating expenses were $68,771 compared to $52,030 in 2017 for an increase of $16,741. The increase is due to an increase in professional fees to $29,738 from $12,000 for a difference of $17,738 which was related to year ended 2017 filings and related preparatory work.

Interest and Financing Costs

Interest was ($2,738) for the three months ended March 31, 2018 compared to ($11,131) in the three months ended March 31, 2017. The reduction in the interest expense was related directly to a reduction in the overall debt of the company.

Net Loss

The Company incurred losses of ($71,509) in the three months ended March 31, 2018 compared to ($9,161) during the three months ended March 31, 2017, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $5,767 in cash at March 31, 2018 with a working capital deficit of ($236,849). As of December 31, 2017, the Company had cash of $60,342 with a working capital deficit of ($189,873).

Cash Flows for the three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017.

Operating activities

During the three months ended March 31, 2018, we used ($19,608) in operating activities compared to $23,668 during the three months ended March 31, 2017, a decrease of ($43,276). The decrease between the two periods was largely due to an increase in accrued liabilities during the period.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2018 or 2017.

Financing activities

During the three months ended March 31, 2018, we used ($34,967) for financing activities compared to ($44,000) during the three months ended March 31, 2017, an increase of $9,033. During the three months ended March 31, 2018, we repaid $34,967 of advances from a related party.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2018, the Company had no senior securities issued and outstanding.

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

May 15, 2018

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

