Form 10-Q
period 2018-06-30
RC-1, Inc.
filed 2018-08-14
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

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

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 14, 2018.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$45,192	$60,342
Prepaid rent, current portion	60,000	60,000
Note receivable – related party	75,000	75,000
Interest receivable – related party	7,162	4,145
Total current assets	187,354	199,487

Fixed assets - net	49,628	44,166
Prepaid rent, net of current portion	30,000	60,000
Total long-term assets	79,628	104,166
Total Assets	$266,982	$303,653

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$62,630	$39,080
Accrued liabilities - related party	67,814	30,464
Due to related parties	131,164	122,164
Accrued interest payable	33,668	29,918
Accrued interest – related parties	112,836	107,734
Common stock issuable	90,000	60,000
Total current liabilities	468,112	389,360

Line of credit	75,000	75,000
Due to related parties, net of current portion	50,680	49,647
Common stock issuable, net of current portion	30,000	60,000
Total long-term liabilities	185,680	184,647

Total Liabilities	653,792	574,007
Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 190,000,000 shares authorized; 13,929,581 shares issued and outstanding	1,392	1,392
Additional paid in capital	2,877,562	2,877,562
Accumulated deficit	(3,265,764)	(3,149,308)
Total Stockholders' Deficit	(386,810)	(270,354)

Total Liabilities and Stockholders' Deficit	$266,982	$303,653

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Revenues
Consulting fees	$–	$–	$–	$50,000
Consulting fees - related party	–	–	–	4,000
Sponsorships - related parties	–	81,000	–	81,000
	–	81,000	–	135,000

Operating expenses:
Race expenses	–	615	–	615
Consulting - related parties	15,000	45,500	36,533	60,500
General and administrative	18,051	15,879	35,551	40,909
Professional fees	8,800	13,040	38,537	25,040
	41,851	75,034	110,621	127,064

(Loss) income from operations	(41,851)	5,966	(110,621)	7,936

Other income (expense):
Interest expense	(1,875)	(1,875)	(3,750)	(3,750)
Interest expense – related parties	(2,739)	(8,869)	(5,102)	(18,125)
Interest income – related parties	1,517	1,100	3,017	1,100
	(3,097)	(9,644)	(5,835)	(20,775)

Loss before provision for income tax	(44,948)	(3,678)	(116,456)	(12,839)

Provision for income tax	–	–	–	–

Net loss	$(44,948)	$(3,678)	(116,456)	(12,839)

Net loss per share (Basic and fully diluted)	$(0.00)*	$(0.00)*	(0.01)	(0.00)

Weighted average number of common shares outstanding	13,929,581	7,228,116	13,929,581	7,549,286

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net loss	$(116,456)	$(12,839)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,551	10,834
Non-cash rent expense	30,000	30,000

Changes in operating assets and liabilities
Increase in note receivable	–	(75,000)
Increase in interest receivable	(3,017)	(1,100)
Increase in accounts payable	12,537	9,940
Increase in accounts payable - related parties	37,350	13,698
Increase in accrued interest	3,750	3,750
Increase in accrued interest – related parties	5,102	18,125
Net cash used in operating activities	(25,183)	(2,592)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Repayments on line of credit	–	–
Proceeds from line of credit from related party	76,033	112,750
Repayments on line of credit from related party	(66,000)	(120,000)

Net cash provided by (used in) financing activities	10,033	(7,250)

Net Decrease In Cash	(15,150)	(9,842)

Cash At The Beginning Of The Period	60,342	49,900

Cash At The End Of The Period	$45,192	$40,058

Schedule of Non-Cash Investing And Financing Activities
Stock received for sale of assets	$–	$(86,667)
Assets acquired for issuances of stock	$–	$50,000
Assets acquired for debt	$11,013	$–
Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of its accounts payable, note payable (current portion), line of credit, accrued liabilities, and other current liabilities approximate fair value due to the short-term maturities of these instruments.

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

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and six months ended June 30, 2018 and 2017 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 70.8% and 69.6% of the Company’s line of credit balances at June 30, 2018 and December 31, 2017. See Note 7 for further discussion of line of credit terms and relationships.

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

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	June 30, 2018	December 31, 2017

Race cars	$61,013	$50,000
Less: Accumulated depreciation	(11,385)	(5,834)

Fixed assets, net	$49,628	$44,166

During 2017, the Company sold one and purchased two Racecars for stock. See Note 7.

Depreciation expense was $3,051 and $834 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $5,551 and $10,834 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 5. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of June 30, 2018, and December 31, 2017, the balance of the line of credit was $75,000. As of June 30, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $33,668 and $29,918, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this line.

NOTE 6. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $0.001 per share, of which 13,929,581 shares are issued and outstanding at June 30, 2018 and December 31, 2017.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). As of December 31, 2017, 400,000 shares had been issued under this agreement. See Note 7 for transactions with related parties.

There were no issuances of preferred or common stock during the six months ended June 30, 2018.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. During the three months ended June 30, 2018 and 2017, the Company incurred related party consulting expense of $15,000, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred related party consulting expense of $30,000, respectively. As of June 30, 2018, and December 31, 2017, the Company had an accrued payable balance due to this related party of $60,000 and $30,000, respectively.

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

On April 25, 2017, the Company entered into a sponsorship agreement with Dashub, Inc., a company for whom the majority shareholder serves on the board of directors. The agreement was for $81,000, of which $6,000 was paid at signing. The remaining $75,000 receivable was converted to a note bearing interest at 8% maturing in October 2018. The note can be converted into 75,000 shares of Dashub, Inc. any time prior to the maturity date. As part of the agreement, the Company received warrants to purchase 24,999 shares of Dashub, Inc. at $1.00 per share. The warrants expired April 30, 2018.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at 8% per annum. As of June 30, 2018, and December 31, 2017, the Company owed $131,164 and $122,164, respectively, to this related party. As of June 30, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $31,046 and $28,026, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. On January 1, 2017 the line of credit was extended to $600,000. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The line bears interest at 8% per annum and has a maturity date of August 1, 2020. As of June 30, 2018, and December 31, 2017, the Company owed $50,680 and $49,647, respectively, to this related party. As of June 30, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $81,790 and $79,708, respectively.

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

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue From Contracts With Customers, effective for public business entities with annual reporting periods beginning after December 15, 2017. This new revenue recognition standard (new guidance) has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; and e) Recognize revenue when (or as) performance obligations are satisfied. The impact of the Company’s initial application of ASC 606 did not have a material impact on its financial statements and disclosures.

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

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2017 no impairment losses were recognized.

Stock Based Compensation – We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 718. Accordingly, compensation cost is recognized for the fair value of the instrument issued . For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

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

Going Concern

As of June 30, 2018, RC-1, Inc. had an accumulated deficit of $3,265,764, and a working capital deficiency of $280,758. These factors raise substantial doubt about our ability to continue as a going concern.

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

Management estimates the cost of operating the business through June 30, 2019 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At June 30, 2018, the company had cash of approximately $45,200.

Result of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

The Company recognized no revenue during the three months ended June 30, 2018 and $81,000 revenue for the same period in 2017. The Company did not recognize any racing event related revenue due to the fact that most of the racing events scheduled for 2018 occur after June of 2018.

Operating Expenses

For the three months ended June 30, 2018 operating expenses were $41,851 compared to $75,034 in 2017 for a decrease of $33,183. The decrease is due to a decrease in consulting to related parties to $15,000 from $45,500 for a difference of $30,500 and a decrease in professional fees to $8,800 from $13,040 for a difference of $4,240.

Interest and Financing Costs

Interest expense, net of interest income, was $3,097 for the three months ended June 30, 2018 compared to $9,644 in the three months ended June 30, 2017. The reduction in the interest expense was related directly to a reduction in the overall debt of the company.

Net Loss

The Company incurred losses of $44,948 in the three months ended June 30, 2018 compared to $3,678 during the three months ended June 30, 2017, due to the factors discussed above.

Result of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

The Company recognized no revenue during the six months ended June 30, 2018 and $135,000 revenue for the same period in 2017. The Company did not recognize any racing event related revenue due to the fact that most of the racing events scheduled for 2018 occur after June of 2018.

Operating Expenses

For the six months ended June 30, 2018 operating expenses were $110,621 compared to $127,064 in 2017 for a decrease of $16,443. The decrease is due to a decrease in consulting to related parties to $36,533 from $60,500 for a difference of $23,967 and a decrease in general and administrative fees to $35,551 from $40,909 for a difference of $5,358.

Interest and Financing Costs

Interest expense, net of interest income, was $5,835 for the six months ended June 30, 2018 compared to $20,775 in the six months ended June 30, 2017. The reduction in the interest expense was related directly to a reduction in the overall debt of the company.

Net Loss

The Company incurred losses of $116,456 in the six months ended June 30, 2018 compared to $12,839 during the six months ended June 30, 2017, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $45,192 in cash at June 2018, with a working capital deficit of $280,758. As of December 31, 2017, the Company had cash of $60,342 with a working capital deficit of $189,873.

Cash Flows for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017.

Operating activities

During the six months ended June 30, 2018, we used $25,183 in operating activities compared to $2,592 during the six months ended June 30, 2017, an increase of $22,591. The increase between the two periods was largely due to a decrease in revenue during the period.

Investing activities

We neither generated nor used cash flow in investing activities during the six months ended June 30, 2018 or 2017.

Financing activities with Related Parties

During the six months ended June 30, 2018, we generated $10,033 from financing activities compared to $7,250 used during the six months ended June 30, 2017, an increase of $17,283. During the six months ended June 30, 2018, we repaid $66,000 of advances from a related party, compared to $120,000 repaid during the six months ended June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2018, the Company had no senior securities issued and outstanding.

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

August 14, 2018

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

