Form 10-Q
period 2018-09-30
RC-1, Inc.
filed 2018-11-19
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 19, 2018.

RC-1, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$47,573	$60,342
Prepaid rent, current portion	60,000	60,000
Note receivable - related party	75,000	75,000
Interest receivable - related party	8,662	4,145
Total current assets	191,235	199,487

Fixed assets - net	46,577	44,166
Prepaid rent, net of current portion	15,000	60,000
Total long-term assets	61,577	104,166

Total Assets	$252,812	$303,653

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$44,543	$39,080
Accrued liabilities - related party	82,764	30,464
Due to related parties	160,414	122,164
Accrued interest payable	35,543	29,918
Accrued interest - related parties	115,944	107,734
Common stock issuable, current portion	60,000	60,000
Total current liabilities	499,208	389,360

Line of credit	75,000	75,000
Due to related parties, net of current portion	49,180	49,647
Common stiock issuable, net of current portion	60,000	60,000
Total long-term liabilities	184,180	184,647

Total Liabilities	683,388	574,007

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 90,000,000 shares authorized; 13,929,581 issued and outstanding	1,392	1,392
Additional paid in capital	2,877,562	2,877,562
Accumulated deficit	(3,309,530)	(3,149,308)
Total Stockholders' Deficit	(430,576)	(270,354)

Total Liabilities and Stockholders' Deficit	$252,812	$303,653

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues
Consulting fees	$13,500	$–	$13,500	$50,000
Consulting fees - related parties	–	–	–	4,000
Sponsorships - related parties	–	20,000	–	101,000
	13,500	20,000	13,500	155,000

Cost of sales	–	–	–	–
Gross margin	13,500	20,000	13,500	155,000

Operating expenses:
Race expenses	–	39,564	–	40,178
Consulting to related parties	15,000	16,750	51,533	77,250
General and administrative	25,757	18,615	61,307	59,524
Professional fees	13,026	798	51,564	33,028
	53,783	75,727	164,404	209,980

Loss from operations	(40,283)	(55,727)	(150,904)	(54,980)

Other expense:
Interest expense - unrelated parties	(1,875)	(1,875)	(5,625)	(5,625)
Interest expense - related parties	(3,108)	(2,004)	(8,210)	(20,129)
Interest income - related parties	1,500	1,512	4,517	2,612
	(3,483)	(2,367)	(9,318)	(23,142)

Net Loss Before Taxes	(43,766)	(58,094)	(160,222)	(78,122)

Income Tax Provision	–	–	–	–

Net loss	$(43,766)	$(58,094)	(160,222)	(78,122)

Net loss per share
(Basic and fully diluted)	$(0.00)	$(0.00)	(0.01)	(0.01)

Weighted average number of
common shares outstanding
(basic and diluted)	13,929,581	13,726,320	13,929,581	9,630,924

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$(160,222)	$(78,122)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,602	13,334
Non-cash rent expense	45,000	45,000

Changes in Operating Assets and Liabilities
Increase in note receivable	–	(75,000)
Increase in interest receivable	(4,517)	(2,612)
Increase in accounts payable	5,463	3,427
Increase in accounts payable - related parties	52,300	29,237
Increase in accrued interest	5,625	5,625
Increase in accrued interest-related parties	8,210	20,129

Net cash used in operating activities	(39,539)	(38,982)
.
Cash Flows From Investing Activities:
Purchase of assets	(11,013)	–

Cash Flows From Financing Activities:
Proceeds from line of credit from related party	161,783	201,500
Repayments on line of credit from related party	(124,000)	(159,500)

Net cash provided by financing activities	37,783	42,000

Net Increase (Decrease) In Cash	(12,769)	3,018

Cash At The Beginning Of The Period	60,342	49,900

Cash At The End Of The Period	47,573	52,918

Schedule of Non-Cash Investing and Financing Activities

Stock received for sale of assets	$–	$(86,667)
Assets acquired for issuance of stock	$–	$50,000
Related party debt converted to stock	$–	$400,000
Related party accounts payable converted to stock	$–	$210,000

Cash paid during the year for:
Interest	$–	$–
Income tax	$–	$–

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

Interim Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the SEC.

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

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and nine months ended September 30, 2018 and 2017 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 73.2% and 69.6% of the Company line of credit balances at September 30, 2018 and December 31, 2017. See Note 6 for further discussion of line of credit terms and relationships.

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

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	September 30, 2018	December 31, 2017

Race cars	$61,013	$50,000
Less: Accumulated depreciation	(14,436)	(5,834)

Fixed assets, net	$46,577	$44,166

During 2017, the Company sold one and purchased two Racecars for stock. See Note 7.

Depreciation expense was $3,051 and $2,500 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $8,602 and $13,334 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 5. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of September 30, 2018, and December 31, 2017, the balance of the line of credit was $75,000. As of September 30, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $35,543 and $29,918, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this line.

NOTE 6. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding at September 30, 2018 and December 31, 2017.

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

There were no issuances of preferred or common stock during the nine months ended September 30, 2018.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. During the three months ended September 30, 2018 and 2017, the Company incurred related party consulting expense of $15,000, respectively. During the nine months ended September 30, 2018 and 2017, the Company incurred related party consulting expense of $45,000, and $_______respectively. As of September 30, 2018, and December 31, 2017, the Company had an accrued payable balance due to this related party of $75,000 and $30,000, respectively.

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

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at 8% per annum. As of September 30, 2018, and December 31, 2017, the Company owed $160,414 and $122,164, respectively, to this related party. As of September 30, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $33,135 and $28,026, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. On January 1, 2017 the line of credit was extended to $600,000. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The line bears interest at 8% per annum and has a maturity date of August 1, 2020. As of September 30, 2018, and December 31, 2017, the Company owed $49,180 and $49,647, respectively, to this related party. As of September 30, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $82,809 and $79,708, respectively.

NOTE 8. SUBSEQUENT EVENTS

The note receivable with Dashub, Inc. matured October 25, 2018.

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

Going Concern

As of September 30, 2018, RC-1, Inc. had an accumulated deficit of $3,265,764, and a working capital deficiency of $280,758 . These factors raise substantial doubt about our ability to continue as a going concern.

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

Expected management estimates for the cost of operating the business through September 30, 2019 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At June 30, 2018, the company had cash of approximately $50,000.

Result of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 Revenues

The Company recognized $13,500 in  revenue during the three months ended September 30, 2018 and $20,000 revenue for the same period in 2017. The Company did not recognize any racing event related revenue due to the fact that most of the racing events scheduled for 2018 occur after September of 2018.

Operating Expenses

For the three months ended September 30, 2018 operating expenses were $46,733 compared to $75,727 in 2017 for a decrease of $28,944. The decrease is due to a decrease in race expenses to $0 from $39,564.

Interest and Financing Costs

Interest was ($3,400) for the three months ended September 30, 2018 compared to ($2,367) in the three months ended September 30, 2017. The reduction in the interest expense was related directly to a reduction in the overall debt of the company.

Net Loss

The Company incurred losses of ($36,633) in the three months ended September 30, 2018 compared to ($58,094) during the three months ended September 30, 2017, due to the factors discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 Revenues

The Company recognized $13,500 in revenue during the nine months ended September 30, 2018 and $155,000 revenue for the same period in 2017. The Company did not recognize any racing event related revenue due to the fact that most of the racing events scheduled for 2018 occur after September of 2018.

Operating Expenses

For the nine months ended September 30, 2018 operating expenses were $157,354 compared to $209,980 in 2017 for a decrease of $52,626. The decrease is due to a decrease in race expenses to $0 from $40,178 and a decrease in consulting to related parties to $51,533 from $77,250 for a difference of $25,717.

Interest and Financing Costs

Interest was ($9,235) for the nine months ended September 30, 2018 compared to ($23,142) in the nine months ended September 30, 2017. The reduction in the interest expense was related directly to a reduction in the overall debt of the company.

Net Loss

The Company incurred losses of ($153,089 ) in the nine months ended September 30, 2018 compared to ($78,122) during the nine months ended September 30, 2017, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $45,192 in cash at September 2018, 2018 with a working capital deficit of ($280,758). As of December 31, 2017, the Company had cash of $60,342 with a working capital deficit of ($189,873).

Cash Flows for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017.

Operating activities

During the nine months ended September 30, 2018, we used ($39,539) in operating activities compared to ($38,982) during the nine months ended September 30, 2017, an increase of $557.

Investing activities

We used $11,013 cash flow in investing activities with the purchase of assets during the nine months ended September 30, 2018. We neither generated nor used cash flow in investing activities during the nine months ended September 30, 2017.

Financing activities with Related Parties

During the nine months ended September 30, 2018, we used $37,783 for financing activities compared to $42,000 during the nine months ended September 30, 2017, a decrease of $4,217.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2018, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable to our Company.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RC-1, Inc.

November 19, 2018

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

