Form 10-K
period 2018-12-31
RC-1, Inc.
filed 2019-04-11
CIK 1665598

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2018, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $696,500.

On December 31, 2018, we had 13,929,581 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO THE ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

On May 25th, 2017 the company acquired a 2003 vintage Laughlin road race NASCAR Busch series car for $25,000 from Rick Ware Racing, LLC. The seller and the Company agreed to convert the entire indebtedness to into common stock at $0.15 per share for a total of 166,667 shares of common stock issued to Rick Ware Racing, LLC.

Also, on May 25th, 2017 the company acquired a 2006 Hutch Pagan NASCAR Gander Outdoors Series super -speedway racing truck for $25,000 USD from Rick Ware Racing, LLC. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock at $.15 per share for a total of 166,667 shares of common stock.

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

In 2018, the company expanded it motorsports services in NASCAR to perform consulting services to teams and team owners related to sponsorship discussion and marketing materials, negotiations and direct marketing with activation strategies for consumer-based products and services. Revenues from these services totaled $150,000 for 2018 and represented a majority of our revenue for year.

Background

The National Association for Stock Car Auto Racing (NASCAR) is a family-owned and -operated business that sanctions and governs multiple auto racing sports events. NASCAR is the largest sanctioning body of stock car in the United States. The three largest racing series sanctioned by NASCAR are the Monster Energy NASCAR Cup Series, the Xfinity Xfinity Series and the Gander Outdoors Truck Series. NASCAR also oversees the Whelen Modified Tour and the NASCAR Iracing.com Series. NASCAR sanctions over 1500 races at over 100 tracks in thirty-nine US states and Canada. NASCAR has presented exhibition races at the circuits in Japan, Mexico Australia and Europe. NASCAR is a separate and distinct entity from us, and we do not have any formal contractual arrangements with NASCAR. We have participated in over twenty-five NASCAR sanctioned and embodied road racing events both regionally and nationally to date.

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

The Sportscar Vintage Racing Association (SVRA) founded in 1978 is the largest vintage car racing member organization in the United States. Race fields are made up of production and sports cars of various AGES AND MODELS.

In addition to motorsports production services, we expect revenue to be derived from the sale of advertising space on each vehicle we enter in race and from winning a share of the “cash purses” that are provided by Sanctioning Organizations, Promoters and Sponsors of the events. In addition, we expect to utilize our race cars to provide marketing and public corporate branding services to clients desiring to use our cars and equipment to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to attract advertisers will, in part, be dependent upon the success of our racecars in the races we may decide to enter. We believe that if we win or finish within the top 10 finishing places in a race, our ability to attract advertisers will be enhanced. Further, our past record of sporadic "Top 10" finishing places, has diminished our ability to attract advertisers.

Competition Events Attended

Since inception, we have participated in various NASCAR, IMSA and SVRA road course events using road racing prepared race cars. For these events, we either entered our own race cars for competition in the event or leased race cars as a part of an overall vendor relationship.

We participated in limited road racing events 2017 and no professional or testing racing events in 2018.

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

On January 1, 2014, the Company entered into an event services agreement with Carolina Pro Am Services, Inc., ("Carolina") a company owned and controlled by Richard Ware who is also the owner and controller of a Rick Ware Racing LLC. Rick Ware Racing LLC is the owner of 8.9% of our issued and outstanding common shares as of December 31, 2018. During the years ended December 31, 2018 and 2017 the Company paid $6,533 and $30,500 respectively to Carolina.

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

The second racing vehicle our company acquired is a “turnkey “NASCAR type road course stock car acquired in with all racing components including a racing engine and transmission.

The NASCAR stock cars were acquired from Cassin Farlow, LLC for 1,200,000 common shares on May 1, 2014. Cassin Farlow’s majority shareholder is Augustus B. O’Connell, father of Kevin O’Connell.

In addition, in June of 2014, we acquired a Ford “BOSS” road racing Mustang race car used in competition in the Grand Am Rolex Series. This model Boss Mustang is a custom-built model specially configured for road racing. We intend to use this vehicle in SVRA Vintage racing competition. We acquired the Ford BOSS Mustang for $200,000. The debt of $200,000 was immediately converted into 1,333,333 common shares of the Company at a conversion rate of $0.15 per share pursuant to a debt to equity conversion agreement executed on May 1, 2014. In March of 2017, we sold the Ford BOSS Mustang R back to the original seller for $125,000 and received 833,333 of our shares of common stock back as compensation.

On May 25th, 2017 the company acquired a 2003 vintage Laughlin road race NASCAR Busch series car for $25,000 USD from Rick Ware Racing, LLC. The seller and the Company agreed to convert the entire indebtedness to into common stock at $0.15 per share for a total of 166,667 shares of common stock issued to Rick Ware Racing, LLC.

Also, on May 25th, 2017 the company acquired a 2006 Hutch Pagan NASCAR Gander Outdoors Series super -speedway racing truck for $25,000 USD from Rick Ware Racing, LLC. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock at $.15 per share for a total of 166,667 shares of common stock.

Operating Budget

Management estimates the cost of operating the business through March 31, 2020 will require additional capital of up to Five Hundred Thousand dollars ($500,000) consisting of: $40,000 for registration and licenses required for entry in sanctioned racing events; $40,000 for travel and lodging; $130,000 for marketing and branding; $40,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $100,000 for engine and transmission leases. $50,000 for fuels and tires; $20,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $30,000 in air and rental cars.

In future events, we will determine what chassis, car, engine and transmission we intend enter. Our decision will be based upon the characteristics of the race venue and the suitability of the chassis and combination to race at the particular track and expected conditions. The limitations of our operating budget will also be a factor.

Our ability to attract advertisers and management clients will be dependent upon the success of our racecars in the races we enter. We believe that if our cars are successful or finish within the top 10 finishing places in any race, our ability to attract business will be enhanced. Our past record of inconsistent finishing places has diminished our ability to attract regular business.

In addition, we have received revenue for the events in which we qualified to enter for races during the years of 2008 through 2017. Our losses from inception through the year ended December 31, 2018 was $3,291,436.

For the year ended December 31, 2018 we had revenue from marketing or sponsorships and consulting and had no purse winnings from competition. We incurred a loss of $142,128 which represented a decrease of $723 from a loss of $142,851 for the year ended December 31, 2017. We had revenues of $163,500 and $155,000 for the years ended December 31, 2018 and 2017, respectively.

Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

Lines of Credit

On October 1, 2009 General Pacific Partners, LLC ("GPP") one of our principal shareholders, that is wholly owned and managed by Mr. O'Connell, established a Line of Credit of $600,000 due on demand. The Line of Credit carries annual interest at 8% .The receipt of funds from this Line of Credit is subject to the approval of Mr. O'Connell. As of December 31, 2018, a total of $531,986 on the Line of Credit was available. The terms of the line of credit provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the Line of Credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

On August 1, 2013, Devcap Partners, LLC, (“Devcap”) a Texas limited liability company that is wholly owned and managed by Mr. O'Connell, established a Line of Credit of $300,000. On January 1st, 2017 the Line of Credit was extended to $600,000. The terms of the Line of Credit contain annualized interest of 8%, quarterly interest payments to be paid by the Company on the outstanding balance which is due upon the maturity date of August 1, 2020. Mr. O'Connell may have a conflict of interest should we determine to draw upon the Line of Credit. He will have to determine, as the Managing Member of Devcap, whether it is in the best interest of Devcap to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down. At December 31, 2018, a total of $599,700 of credit was available on this line of credit.

On October 15, 2012 TVP Investments, LLC established a Line of Credit of $500,000. TVP Investments, LLC is a Georgia limited liability company. As of December 31, 2018, we had drawn $75,000 of principal on this Line of Credit and had accrued interest of $37,418. The terms of this Line of Credit contain annualized interest of 10%, quarterly interest payments and matures on December 31, 2019, paid by the Company on outstanding balances and provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter.

Capital Requirements

Management estimates the cost of operating the business through March 31, 2020 will require additional capital of up to Five Hundred Thousand dollars ($500,000) consisting of: $40,000 for registration and licenses required for entry in sanctioned racing events; $40,000 for travel and lodging; $130,000 for marketing and branding; $40,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $100,000 for engine and transmission leases. $50,000 for fuels and tires; $20,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $30,000 in air and rental cars.

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

Additionally, our ability to attract lessees for our race cars and clients for our consulting and advertising business will, in part, be dependent upon the success of our lessees in the races in which they compete. The race event finishing positions, especially finishing among the first ten places, will enhance our ability to attract capital and event to offset the cost of competing in racing events. Should our lessees compete in races in which they finish in other than the first ten finishing places, those lessee’s ability to attract advertisers and advertising and promotion monies may be diminished.

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

On October 1, 2009, the Company established a $600,000 unsecured line of credit with GPP. The terms of the Line of Credit provide for interest at 8% per annum on all balances; quarterly interest payments outstanding balances and is limited to a maximum quarterly draw down on the line of $100,000. As of December 31, 2018, there was $68,014 used on the GPP line of credit. GPP is a company whose management and majority membership interests are held by Mr. O’Connell, the President of the Company.

On July 3rd, 2017, GPP executed a debt to equity conversion agreement with the Company and converted $200,000 of debt to common stock at $0.10 per share. The Company issued 2,000,000 shares of its common stock to GPP.

On August 1, 2013 the Company established a $300,000 unsecured line of credit with Devcap. On January 1st, 2017 the line was increased to $600,000. The terms of the Line of Credit provide for interest at 8% per annum. As of December 31, 2018, there was $300used on the Devcap line of credit. Devcap is a company whose management and majority membership interests are held by Mr. O’Connell.

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

Without additional funding, the Company could discontinue operations. We have $50,596 in cash as of December 31, 2018 and our monthly expenses are approximately $25,000. We will need to obtain additional funding to maintain continuing operations and there can be no assurance that such funding is or will become available.

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

Employees

As of December 31, 2018, we had no full-time employees. Our only employees consist of 2 management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

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

ITEM 1A – RISK FACTORS

There are many important factors that have affected, and in the future could affect our business, including, but not limited to the factors discussed below, which should be reviewed carefully together with other information contained in this report. Some of the factors are beyond our control and future trends are difficult to predict. If any of the following risks actually occur, our business, operating results and financial condition could be harmed, and the value of our stock could go down. Other factors not identified herein could also have such an effect.

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

We estimate that for the 12 months ending March 31, 2020, the cost of operating the business will require additional capital of a minimum of five hundred thousand dollars ($500,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise $500,000 in additional capital to fund our operations through March 31, 2020 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Our existing principal stockholders exercise control of our Company.

Kevin O'Connell is the Managing Member of (a) GPP, (b) Devcap, (c) Revete, and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 79.9% of our outstanding common shares.

In addition, GPP has established a line of credit of $600,000. The receipt of funds from this line of credit is subject to the approval of Mr. O'Connell. As of December 31, 2018, there was $531,986 available on this Line of Credit. The terms of the line of credit contains annualized interest of 8%, quarterly interest payments paid by the Company on outstanding balances and requires a maximum quarterly draw down on the line of $100,000 per quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

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

Our ability to fully implement our business plan and the success of our operations will be dependent upon the success of our racing team. If our racing team fails to qualify for races or finishes poorly in races on a regular basis, the success of our operations will be adversely impacted. Racing teams that fail to qualify for events cannot generate any purse revenue and may experience a reduction in fan and advertisers’ interest. We believe that if we win or finish within the top 10 finishing places in a race, our ability to attract advertisers will be enhanced. However, our past record of sporadic "Top 20" finishing places has diminished our ability to attract advertisers. There can be no assurance that we will win or compete successfully in any event.

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

We do not have total loss insurance for the race cars we own.

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

Our future success will depend on our ability to raise additional funds and our ability to raise future advertising money, which includes attracting advertisers or funded drivers for our racing teams. No commitments to provide additional funds have been made by management and no agreements with advertisers or funded drivers have been entered into. Our ability to arrange financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on satisfactory terms. If additional financing is raised by the issuance of our shares, control of the Company may change, and stockholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

Maintenance and race set up is an ongoing effort in auto racing. Mr. O'Connell manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events. Our race cars are managed for racing from a facility located at 110 Sunrise Center Drive, Thomasville, North Carolina, owned by Rick Ware, a non-affiliated party. As of January 1st, 2017, we agreed to compensate Rick Ware Racing $5,000 per month for 36 months payable in common stock at a value of $0.15 per share or (1,200,000 shares) for access to up 5,000 square feet of space in this facility.

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

January 1,2017 – December 31, 2018	0.15	0.15

_______________

* Represents quoted prices but not actual trades.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2018.

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

In May of 2017 we acquired a 2006 Hutch Pagan NASCAR Gander Outdoors Series super -speedway racing truck for $25,000 USD from Rick Ware Racing, LLC a related party. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock $0.15 per share for a total of 166,667 shares of common stock.

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

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2018 or 2017.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2018 or 2017.

Equity Compensation Plan Information.

We do not have an Equity Compensation Plan.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2018 and 2017 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Election under JOBS Act of 2012

The Company has chosen to opt-in and make use of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act of 2012. This election is irrevocable. If we choose to adopt any accounting standard on the public company time frame, we would be required to adopt all subsequent accounting standards on the public company time frame.

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

Other Items of the JOBS Act. The JOBS Act also provides that an emerging growth company can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The Act also permits research reports by a broker or dealer about an emerging growth company regardless if such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the emerging growth company IPO.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight-line method over each item's estimated useful life. The Company uses a 5-year life for racecars and equipment, 7 years for furniture and fixtures.

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2018 and 2017, no impairment losses were recognized.

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

Plan of Operations

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company is a motorsports marketing business focused primary in road racing events in North America utilizing NASCAR type competition equipment. The Company is currently considered to be in the development stage and has generated only limited revenues from its activities in the racing business.

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

Going Concern

As of December 31, 2018, RC-1, Inc. had an accumulated deficit of $3,291,436. Also, during the year ended December 31, 2018, we used net cash of $9,746. These factors raise substantial doubt about our ability to continue as a going concern.

Management expects to raise $500,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

Management estimates the cost of operating the business through March 31, 2020 will require additional capital of up to Five Hundred Thousand dollars ($500,000) consisting of: $40,000 for registration and licenses required for entry in sanctioned racing events; $40,000 for travel and lodging; $130,000 for marketing and branding; $40,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $100,000 for engine and transmission leases. $50,000 for fuels and tires; $20,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $30,000 in air and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2018, the company had cash of $50,596.

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

In the years ended December 31, 2018 and 2017, we had revenues in the amounts of $163,500 and $155,000 respectively, which was an increase of $8,500. The Company earned all of its $155,000 in revenues in 2017 from related party NASCAR consulting services and sponsorships. In 2018, revenue of $150,000 was earned for consulting fees from related parties and $13,500 was earned for consulting fees from unrelated parties. The Company provided consulting services to a race team competing in a NASCAR race event. Services included management of pit crew, communications with driver, and coordinating supplies and equipment rendered to a related party to support a race team.

Operating Expenses.

Race Expenses

For the year ended December 31, 2018, race expenses decreased to $10,274, from $40,178 for the year ended December 31, 2017 which was a decrease of $29,904. The decrease was primarily the result of the decrease in race events in 2018.

Consulting to related parties

For the year ended December 31, 2018, consulting to General Pacific Partners, LLC a related party expense decreased to $66,533 as compared to $92,250 from the prior year ended December 31, 2017 which was a decrease of $25,717. The decrease in services in 2018, which consisted of race event management, was due to a decrease in the number of events to which services were provided in 2018 as compared to 2017.

General and Administrative Expense

For the year ended December 31, 2018, general and administrative expenses increased to $150,833 as compared to $92,025 from the prior year ended December 31, 2017 which was an increase of $58,808 The increase was primarily due to bad debt expenses from write-off of a note receivable.

Professional Fees

Professional fees for the year ended December 31, 2018 were $59,407 compared to $47,703 for the period ended December 31, 2017.

Interest Expense

For the year ended December 31, 2018, net interest expense decreased to $18,581 as compared to $25,695 for the year ended December 31, 2017, a decrease of $7,114. The decrease in interest expense was due to the conversion of indebtedness into common stock.

Net Loss

Our net loss from operations decreased to $142,128 for the year ended December 31, 2018, from $142,851 for the year ended December 31, 2017 due to the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2018, and December 31, 2017:

	December 31, 2018	December 31, 2017	$ Change	Percent Change
Working Capital	$(455,708)	$(189,873)	(265,835)	-140%
Cash	$50,596	$60,342	(9,746)	-16%
Total current assets	$110,596	$199,487	(88,891)	-45%
Total assets	$154,122	$303,653	(149,531)	-49%
Accounts payable	$56,792	$39,080	17,712	45%
Accrued Liabilities	$90,264	$30,464	59,800	196%
Related Party Interest Payable	$118,816	$107,734	11,082	10%
Non-Related Party Interest Payable	$37,418	$29,918	7,500	25%
Line of Credit	$75,000	$75,000	–	0%
Due to related parties	$68,014	$122,164	(54,150)	-44%
Total current liabilities	$566,304	$389,360	176,944	45%
Total liabilities	$566,604	$574,007	(7,403)	-1%

Our working capital deficit increased by $265,835 from December 31, 2017 to December 31, 2018 mainly from additional related party debt and accrued interest on said related party debt. The Company’s assets decreased from $303,653 as of December 31, 2017 to $154,122 as of December 31, 2018 mainly due to the write-off of a note receivable and amortization of prepaid rent.

Operating Activities

Net cash provided by continuing operating activities during 2018 was $104,764 as compared to $(45,558) used in fiscal 2017. This was due primarily to the write-off of the note receivable and accrued interest receivable.

Investing Activities

There was $11,013 used in investing activities during 2018 as compared to $0 in 2017.

Financing Activities

For the year ended December 31, 2018, net cash used in financing activities was $(103,497) which consisted of $166,683 in proceeds and repayments of $270,180 from related party debt. For the year ended December 31, 2017, net cash provided by financing activities was $56,000 which consisted of net proceeds of $268,000 from line of credit, and $212,000 in repayments from related party debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $50,596 in cash at December 31, 2018 with a working capital deficit of $(455,708). As of December 31, 2017, the Company had cash of $60,342 with a working capital deficit of $(189,873).

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

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

Management of the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO II Framework"). Based on management's assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

Control Environment

Inadequate Policies and Procedures: Based on management's review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2018. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2018 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We currently have not established an audit committee.

Control Activities

Testing of Internal Controls: The Company's accounting staff is relatively small, and the Company does not have all the required infrastructure for meeting the demands of being a U.S. publicly reporting company. As a result, we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are entity level controls that are effective within our key business processes. However, certain of these processes could not be formally tested because of lack of documentation and/or process design details.

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

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a timely basis. Management intends to continue focusing its remediation efforts in the near term on providing best practices training to our audit committee. In addition, we will endeavor to design revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented, and procedures will focus on transaction processing, period-end account analyses and additional review and monitoring procedures. We plan to periodically assess the need for additional accounting resources as business develops and resources permit. Management also is committed to taking further action by implementing enhancements or improvements as resources permit. Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Name	Age	Position (1)
Kevin P. O’Connell	51	President, and Sole Director (2)

Rayna Austin	27	Secretary & Treasurer (4)

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

He received a Bachelor of Arts (BA) from California State University, Northridge (CSUN), earned his Master of Business Administration (MBA) from Pepperdine University and completed the Corporate Governance Program at Harvard Business School (HBS) in Boston, MA.

Rayna Austin – From February of 2014 through the present, Ms. Austin has provided management consulting, business development and accounting for small businesses through her company, RMA Services. Ms. Austin received a Bachelor of Arts (BA) in Criminal Justice and minor in Psychology from the University of Nevada, Las Vegas, earned her Paralegal Certification from University of California Irvine, and her Accounting and QuickBooks Certifications from the National Association of Certified Public Bookkeepers.

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

The Company does not intend to pay employee directors a separate fee for their services.

The following table summarized our executive compensation for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation ($)
Kevin P. O'Connell	2018 2017	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2016	-0-	-0-	-0-	-0-
Rayna Austin	2018 2017	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2016	-0-	-0-	-0-	-0-
		-0- -0-	-0- -0-	-0- -0-	-0- -0-
		-0-	-0-	-0-	-0-

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of the date of this Registration Statement by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;

2.	Each of our Directors and executive Officers; and

3.	All of our Directors and Officers as a group

Name	No. of Shares Owned	% of Stock Outstanding
Kevin O’Connell (1)	11,130,086	79.9%
Rayna Austin	0	0.0%
Cassin Farlow, LLC (2)	1,210,000	8.7%
Rick Ware Racing, LLC (3)	1,233,333	8.9%
Directors and Officers as a Group	11,130,086	79.9%

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

c. Continental EC, LLC which owns 64,286 shares

d. Devcap Partners, LLC which owns 4,071,267 shares

(2) Gus O'Connell has dispositive and voting power for Cassin Farlow, LLC

(3) Richard Ware has dispositive and voting power for Rick Ware Racing, LLC

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2018 and 2017 under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There have been no option exercises by our executive officers from inception to December 31, 2018.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

On January 1, 2015, the Company extended for three years a previous consulting agreement with GPP, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director, to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. As of December 31, 2018, and 2017, the Company had an accrued payable balance due to this related party of $90,000 and $30,000 respectively.

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with GPP, Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of December 31, 2018 and 2017, the Company owed $68,014 and $122,164, respectively, in operating advances to GPP. As of December 31, 2018, and 2017, the Company had accrued interest on this line of credit in the amounts of $35,315 and $28,026, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $300,000 with a Devcap, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director. The 8% line of credit was increased to $600,000 on January 1, 2017. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of December 31, 2018, and December 31, 2017, the Company owed $300 and $49,647, respectively, in operating advances to this related party. As of December 31, 2018, and December 31, 2017, the Company had accrued interest on this line of credit in the amounts of $83,501 and $79,708, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Daszkal Bolton, for professional services rendered for the audit of the Company’s annual financial statements and review of unaudited financial statements for the years ended December 31, 2018 and 2017, was $28,500 and $21,500.

The aggregate fees billed by PSH, our previous Auditor, for professional services rendered for the audit of the Company’s December 31, 2015 audited financial statements and review of unaudited financial statements for the Company's quarterly periodic reports, was $10,000.

Audited-Related Fees

For the years ended December 31, 2018 and 2017, there were $3,000 and $2,550 billed by Daszkal Bolton for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2018 and 2017, the Company incurred no fees from Daszkal Bolton for services for tax compliance, tax advice and tax planning work.

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

ITEM 15 – EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firms

Balance Sheets at December 31, 2018 and 2017

Statements of Operations for the Years Ended December 31, 2018 and 2017

Statements of Changes Stockholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017

Statements of Cash Flows for the Years Ended December 31, 2018 and 2017

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

RC-1, Inc.

Date: April 11, 2019	By:	/s/ Kevin P. O'Connell
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

RC-1, Inc.

Date: April 11, 2019	By:	/s/ Kevin P. O'Connell
President and Chief Executive Officer

RC-1, Inc.

Date: April 11, 2019	By:	/s/ Rayna Austin
Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RC-1, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RC-1, Inc. (the Company) at December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, FL

April 10, 2019

RC-1, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current assets
Cash	$50,596	$60,342
Prepaid rent, current portion	60,000	60,000
Note receivable - related party	–	75,000
Interest receivable - related party	–	4,145
Total current assets	110,596	199,487

Property and Equipment - net	43,526	44,166
Prepaid rent, net of current portion	–	60,000
Total long-term assets	43,526	104,166

Total Assets	$154,122	$303,653

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable	$56,792	$39,080
Accrued liabilities - related party	90,264	30,464
Line of credit, current portion	75,000	–
Due to related parties	68,014	122,164
Accrued interest payable	37,418	29,918
Accrued interest - related parties	118,816	107,734
Common stock issuable	120,000	60,000
Total current liabilities	566,304	389,360

Line of credit, net of current portion	–	75,000
Due to related parties, net of current portion	300	49,647
Common stock issuable, net of current portion	–	60,000
Total long-term liabilities	300	184,647

Total Liabilities	566,604	574,007

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value; 190,000,000 shares authorized; 13,929,581 issued and outstanding	1,392	1,392
Additional paid in capital	2,877,562	2,877,562
Accumulated deficit	(3,291,436)	(3,149,308)
Total Stockholders' Deficit	(412,482)	(270,354)

Total Liabilities and Stockholders' Deficit	$154,122	$303,653

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Revenues
Consulting fees	$13,500	$0
Consulting fees - related parties	150,000	54,000
Sponsorships - related parties	–	101,000
	163,500	155,000

Race Expenses	10,274	40,178
Consulting - related parties	66,533	92,250
General and administrative	150,833	92,025
Professional fees	59,407	47,703
	287,047	272,156

Loss from operations	(123,547)	(117,156)

Other expenses:
Interest expense - unrelated parties	(7,500)	(7,500)
Interest expense - related parties	(11,081)	(22,340)
Interest income - related parties	4,917	4,145
	(18,581)	(25,695)

Loss before income taxes	(142,128)	(142,851)

Provision for income tax	–	–

Net loss	$(142,128)	$(142,851)

Net loss per share
(Basic and diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	13,929,581	10,747,298

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
			Additional
		Amount	Paid in	Accumulated	Shareholders'
	Shares	($.0001 Par)	Capital	Deficit	Deficit

Balances at December 31, 2016	7,929,581	$792	$2,244,829	$(3,006,457)	$(760,836)

Sale of vehicle in exchange for cancellation of common stock	(833,333)	(83)	(86,584)	–	(86,667)

Asset purchased in exchange for stock	333,333	33	49,967	–	50,000

Shares issued to lessor under terms of facility lease agreement	400,000	40	59,960	–	60,000

Conversion of related party debt to stock	4,000,000	400	399,600	–	400,000

Conversion of accrued fees to related party to stock	2,100,000	210	209,790	–	210,000

Net loss	–	–	–	(142,851)	(142,851)

Balances at December 31, 2017	13,929,581	1,392	2,877,562	(3,149,308)	(270,354)

Net loss	–	–	–	(142,128)	(142,128)

Balances at December 31, 2018	13,929,581	$1,392	$2,877,562	$(3,291,436)	$(412,482)

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(142,128)	$(142,851)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	11,653	15,834
Non-cash rent expense	60,000	60,000

Changes in Operating Assets and Liabilities
Decrease in accounts receivable	–	15,000
(Increase) decrease in note receivable	75,000	(75,000)
(Increase) decrease in interest receivable	4,145	(4,145)
Increase in accounts payable	17,712	11,602
Increase in accrued liabilities - related party	59,800	44,162
Increase in accrued interest - unrelated parties	7,500	7,500
Increase in accrued interest - related parties	11,082	22,340

Net cash provided by (used in) operating activities	104,764	(45,558)

Cash Flows From Investing Activities:
Purchase of assets	(11,013)	–
Net cash used in Investing Activities	(11,013)	--

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	166,683	268,000
Payments on line of credit to related parties	(270,180)	(212,000)

Net Cash (used in) provided by financing activities	(103,497)	56,000

Net (Decrease) Increase in Cash	(9,746)	10,442

Cash At The Beginning of The Year	60,342	49,900

Cash At The End of The Year	$50,596	$60,342

Schedule Of Non-Cash Investing And Financing Activities
Assumption of debt by related party	$–	$–
Stock received for sale of assets	$–	$(86,667)
Assets acquired for issuance of stock	$–	$50,000
Related party debt converted to stock	$–	$400,000
Related party accounts payable converted to stock	$–	$210,000

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2018 and 2017

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

Revenue Recognition

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers” on January 1, 2018, using the modified retrospective method, which did not have a material impact on the timing and amount of product revenues.

The new revenue recognition standard prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s revenues accounted for under ASC 606 do not require significant estimates or judgments based on the nature of the Company’s revenue. The Company’s contracts do not include multiple performance obligations or variable consideration.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2018 and 2017, there were no unrecognized tax benefits.

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the years ended December 31, 2018 and 2017, there were no potentially dilutive shares outstanding.

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

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31, 2018	December 31, 2017

Racecars & Equipment	$61,013	$50,000
Less: Accumulated depreciation	(17,487)	(5,834)

Fixed assets, net	$43,526	$44,166

During 2017, the Company sold one and purchased two Racecars in nonmonetary transactions.

Depreciation expense was $11,653 and $15,834 for the years the years ended December 31, 2018 and 2017, respectively.

NOTE 5. LINES OF CREDIT

	December 31, 2018	December 31, 2017
TVP Investments, LLC	$75,000	$75,000
Less: current portion	(75,000)	–
Long-term portion	$–	$75,000

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of December 31, 2018, and 2017, the Company had accrued interest on this line of credit in the amounts of 37,418 and 29,918, respectively.

The Company has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. The balance due of this line of credit was zero as of December 31, 2018 and 2017.

NOTE 6. STOCKHOLDERS’ EQUITY

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). As of December 31, 2018, 400,000 shares had been issued under this agreement. See Note 7 for equity transactions with related parties.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The agreement was extended for another three years on December 31, 2018. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. On July 3, 2017, $210,000 of the accrued fees were converted into 2,100,000 shares of stock at a value of $0.10 per share. As of December 31, 2018, and 2017, the Company had an accrued liability balance due to this related party of $90,000 and $30,000, respectively.

Accrued liabilities to related parties

During race events, the Company charges various event related expenses to credit cards of the majority shareholder. These expenses are recorded as accounts payable to related parties at the time the charges are made and reimbursed at the conclusion of the event. The Company had a balance due of $264 and $464 as of December 31, 2018 and 2017, respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. On July 3, 2017, $200,000 of the balance due was converted into 2,000,000 shares of stock at a value of $0.10 per share. As of December 31, 2018, and 2017, the Company owed $68,014 and $122,164, respectively, in operating advances from this related party. As of December 31, 2018, and 2017, the Company had accrued interest on this line of credit in the amounts of $35,315 and $28,026, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. On January 1, 2017 the line of credit was extended to $600,000. The line bears interest at 8% per annum and has a maturity date of August 1, 2020. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. On July 3, 2017, $200,000 of the balance due was converted into 2,000,000 shares of stock at a value of $0.10 per share. As of December 31, 2018, and 2017, the Company owed $300 and $49,647, respectively, in operating advances to this related party. As of December 31, 2018, and 2017, the Company had accrued interest on this line of credit in the amounts of $83,501 and $79,708, respectively.

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

On April 25, 2017, the Company entered into a sponsorship agreement with Dashub, Inc., a company for whom the majority shareholder serves on the board of directors. The agreement was for $81,000, of which $6,000 was paid at signing. The remaining $75,000 was converted to a note bearing interest at 8% maturing in October 2018. The note can be converted into 75,000 shares of the Company any time prior to the maturity date. As part of the agreement, the Company received warrants to purchase 24,999 shares of Dashub, Inc. at $1.00 per share. The warrants expire April 30, 2018. On the maturity date Dashub was unable to pay the loan, which fell into default. The balance of the loan and accrued interest was written off. A bad debt expense of $79,145 is included in general and administrative expense on the income statement.

NOTE 8. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2018	2017
Current tax provision:
Federal	$–	$–

Deferred tax provision (benefit):
Federal	(72,769)	(868)
Change in valuation allowance	72,769	868

Total provision for income tax	$–	$–

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period.  The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows at December 31:

	2018	2017
Deferred tax assets:
Operating losses	$99,838	$196,068
Accrued related party expenses	88,255	68,977
Accrued related party interest	24,916	20,617
Total deferred tax assets:	213,009	285,662

Deferred tax liabilities:
Depreciation differences	20,893	20,777
Total deferred tax liabilities	20,893	20,777

Net deferred tax asset	192,116	264,885
Less: valuation allowance	(192,116)	(264,885)
Net deferred income tax asset	$–	$–

At December 31, 2018 and 2017, the Company had net operating loss carryforwards of $1,668,875 and $1,741,494 respectively, which begin to expire in 2029.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward policies) and the projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. Management records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely-than-not to be realized. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2018 and 2017 was approximately $(72,769) and $868, respectively.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows at December 31:

	2018	2017

U.S. federal statutory tax rate	21.00%	34.00%
Change in valuation allowance	-21.00%	-34.00%
Total	0.00%	0.00%

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018, and 2017, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The state of Nevada does not impose an income tax on corporations. Tax years for 2014 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

On December 22, 2017, President Trump signed into law the "Tax Cuts and Jobs Act" ("TCJA") that significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA reduces the corporate tax rate to 21 percent beginning with the years starting January 1, 2018. Because a change in tax law is accounted for in the period of enactment, the deferred tax assets and liabilities have been adjusted to the newly enacted U.S. corporate rate, however, there is no related impact to the tax expense as the deferred tax assets and deferred tax liabilities were fully valued for both years ending December 31, 2018 and 2017.

