Form 10-Q
period 2019-03-31
RC-1, Inc.
filed 2019-05-20
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on March 31, 2019.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$50,352	$50,596
Prepaid rent, current portion	45,000	60,000
Total current assets	95,352	110,596

Fixed assets - net	40,475	43,526
Total long-term assets	40,475	43,526

Total Assets	$135,827	$154,122

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$55,918	$56,792
Accrued liabilities - related party	117,214	90,264
Line of credit	75,000	75,000
Due to related parties, current portion	49,152	68,014
Accrued interest payable	39,293	37,418
Accrued interest – related parties	119,162	118,816
Common stock issuable	120,000	120,000
Total current liabilities	575,739	566,304

Due to related parties, net of current portion	300	300
Total long-term liabilities	300	300

Total Liabilities	576,039	566,604

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 190,000,000 shares authorized; 13,929,581 shares issued and outstanding	1,392	1,392
Additional paid in capital	2,877,562	2,877,562
Accumulated deficit	(3,319,166)	(3,291,436)
Total Stockholders' Deficit	(440,212)	(412,482)

Total Liabilities and Stockholders' Deficit	$135,827	$154,122

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenues
Consulting fees	$24,668	$–

Operating expenses:
Consulting - related parties	15,000	21,533
General and administrative	18,051	17,500
Professional fees	17,125	29,738
	50,176	68,771

Loss from operations	(25,508)	(68,771)

Other income (expense):
Interest expense	(1,875)	(1,875)
Interest expense – related parties	(347)	(2,363)
Interest income – related parties	–	1,500
	(2,222)	(2,738)

Loss before provision for income tax	(27,730)	(71,509)
Provision for income tax	–	–

Net loss	$(27,730)	$(71,509)

Net loss per share (Basic and fully diluted)	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	13,929,581	13,929,581

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock
		Amount	Additional	Accumulated	Shareholders'
	Shares	($.0001 Par)	Paid in Capital	Deficit	Deficit

Balance January 1, 2018	13,929,581	$1,392	$2,877,562	$(3,149,308)	$(270,354)

Net loss for the period	–	–	–	(71,509)	(71,509)

Balance March 31, 2018	13,929,581	$1,392	$2,877,562	$(3,220,817)	$(341,863)

Balance January 1, 2019	13,929,581	1,392	2,877,562	(3,291,436)	(412,482)

Net loss for the period	–	–	–	(27,730)	(27,730)

Balance March 31, 2019	13,929,581	$1,392	$2,877,562	$(3,319,166)	$(440,212)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net loss	$(27,730)	$(71,509)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,051	2,500
Non-cash rent expense	15,000	15,000

Changes in operating assets and liabilities
(Decrease) increase in accounts payable	(875)	9,238
Increase in accrued liabilities – related party	26,950	22,425
Increase in accrued interest – unrelated parties	1,875	1,875
Increase in accrued interest – related parties	346	2,363
Increase in accrued interest income – related party	–	(1,500)
Net cash provided by (used in) operating activities	18,618	(19,608)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	56,000	–
Payments on line of credit to related parties	(74,862)	(34,967)

Net cash used for financing activities	(18,862)	(34,967)

Net Decrease In Cash	(244)	(54,575)

Cash At The Beginning Of The Period	50,596	60,342

Cash At The End Of The Period	$50,352	$5,767

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

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

The Company is a motorsports marketing business focused primarily in road racing events in North America utilizing NASCAR type competition equipment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Condensed Financial Statements

The accompanying condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended March 31, 2019 and 2018 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 39.74% and 47.67% of the Company line of credit balances at March 31, 2019 and December 31, 2018, respectively. See Note 7 for further discussion of line of credit terms and relationships.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our condensed financial statements.

NOTE 3. GOING CONCERN

These condensed financial statements have been prepared in accordance with U.S. GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to achieve and maintain profitable operations, and the Company’s ability to raise additional capital as required.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	March 31, 2019	December 31, 2018

Race cars	$61,013	$61,013
Less: Accumulated depreciation	(20,538)	(17,487)

Fixed assets, net	$40,475	$43,526

Depreciation expense was $3,051 and $2,500 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of March 31, 2019, and December 31, 2018, the balance of the line of credit was $75,000. As of March 31, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $39,293 and $37,418, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this line of credit.

NOTE 6. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are issued and outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $0.001 per share, of which 13,929,581 shares are issued and outstanding.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). As of December 31, 2017, 400,000 shares had been issued under this agreement. The 400,000 shares issuable as of December 31, 2018 have not been issued.

There were no issuances of preferred or common stock during the three months ended March 31, 2019.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On December 31, 2018, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. During the three months ended March 31, 2019 and 2018, the Company incurred related party consulting expense of $15,000, respectively. As of March 31, 2019, and December 31, 2018, the Company had an accrued payable balance due to this related party of $105,000 and $90,000, respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of March 31, 2019, and December 31, 2018, the Company owed $49,152 and $68,014, respectively, to this related party. As of March 31, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $35,656 and $35,315, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of March 31, 2019, and December 31, 2018, the Company owed $300 respectively, to this related party. As of March 31, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $83,507 and $83,501, respectively.

NOTE 8. SUBSEQUENT EVENTS

Management was evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist through the date of this filing.

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

The following discussion should be read in conjunction with the condensed financial statements and notes thereto included herein.

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

Significant Accounting Policies

Our condensed financial statements have been prepared in accordance with U.S. GAAP in the United States of America. The preparation of these condensed financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Condensed Financial Statements describes the significant accounting policies used in the preparation of the condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our condensed financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the condensed financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our condensed financial statements are fairly stated in accordance with U.S. GAAP in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our condensed financial statements:

Use of Estimates – These condensed financial statements have been prepared in accordance with U.S. GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents – We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition – The Company adopted ASU 2014-09, “Revenue from Contracts with Customers” on January 1, 2018, using the modified retrospective method, which did not have a material impact on the timing and amount of product revenues.

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

Our revenues, to date, has been derived from consulting fees. Revenue is recognized on an accrual basis as earned under contract terms.

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5 year life for racecars and equipment, 7 years for furniture and fixtures.

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended March 31, 2019 no impairment losses were recognized.

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

On February 15, 2019 the Company entered into a Marketing and Branding Consultant Agreement (the “Branding Agreement”) with Carolina Pro-Am Drivers, LLC, (“CPAD”) a company owned and controlled by Richard Ware. Mr. Ware is also the owner and controlling party of Rick Ware Racing, LLC, which is the holder of 8.9% of the Company’s outstanding common shares. Pursuant to the Branding Agreement, CPAD will pay the Company $2,778 per week for the 39 weeks commencing February 21 and ending November 21, for each of the years 2019, 2020 and 2021. The payment periods coincide with the NASCAR Monster Energy NASCAR Cup series yearly schedules.

Going Concern

As of March 31, 2019, RC-1, Inc. had an accumulated deficit of $3,319,166, and a working capital deficiency of $480,387. These factors raise substantial doubt about our ability to continue as a going concern.

Management expects to raise $300,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying condensed financial statements do not contain any adjustments which may be required as a result of this uncertainty.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At March 31, 2019, the company had cash of $50,352.

Result of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

The Company recognized $24,668 in consulting revenue during the three months ended March 31, 2019 and no revenue for the same period in 2018. The Company did not recognize any racing event related revenue due to the fact that most of the racing events scheduled occur after June of each year.

Operating Expenses

For the three months ended March 31, 2019 operating expenses were $50,176 compared to $68,771 in 2018 for a decrease of $18,595. The decrease is due to a decrease in consulting to related parties to $15,000 from $21,533 for a difference of $6,533 and a decrease in professional fees to $17,125 from $29,738 for a difference of $12,613.

Interest and Financing Costs

Interest was ($2,222) for the three months ended March 31, 2019 compared to ($2,738) in the three months ended March 31, 2018. The reduction in the interest expense was related directly to a reduction in the overall debt of the company.

Net Loss

The Company incurred losses of ($27,730) in the three months ended March 31, 2019 compared to ($71,509) during the three months ended March 31, 2018, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $50,352 in cash at March 31, 2019 with a working capital deficit of ($480,387). As of December 31, 2018, the Company had cash of $50,596 with a working capital deficit of ($455,708).

Cash Flows for the three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018.

Operating activities

During the three months ended March 31, 2019, we generated $18,618 in operating activities compared to $(19,608) used during the three months ended March 31, 2018, an increase of $38,226. The increase between the two periods was largely due to cash payments received for consulting fees and a decrease in accrued liabilities during the period.

Investing activities

We neither generated nor used cash flow in investing activities during the three months ended March 31, 2019 or 2018.

Financing activities

During the three months ended March 31, 2019, we used $18,862 for financing activities compared to $34,967 during the three months ended March 31, 2018, a decrease of $16,105. During the three months ended March 31, 2019, we repaid $74,862 of advances from a related party.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the condensed financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the condensed financial statements.

This quarterly report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2019, the Company had no senior securities issued and outstanding.

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

May 20, 2019

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

