Form 10-Q
period 2019-06-30
RC-1, Inc.
filed 2019-08-19
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

800.348.2870

(Issuer’s telephone number)

_______________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

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

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on July 29, 2019.

RC-1, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$39,515	$50,596
Note Receivable, related party	25,648	–
Prepaid rent, current portion	30,000	60,000
Total current assets	95,163	110,596

Property and equipment, net	8,259	43,526
Note Receivable - related party (net of current portion)	24,352	–
Total long-term assets	32,611	43,526
Total Assets	$127,774	$154,122

LIABILITIES & DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$44,668	$56,792
Accrued liabilities - related party	120,000	90,264
Line of credit	75,000	75,000
Due to related parties	45,138	68,014
Accrued interest payable	41,168	37,418
Accrued interest – related parties	119,381	118,816
Common stock issuable	120,000	120,000
Total current liabilities	565,355	566,304

Due to related parties, net of current portion	600	300
Total long-term liabilities	600	300

Total Liabilities	565,955	566,604
Deficiency in Stockholders’s Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 190,000,000 shares authorized; 13,929,581 shares issued and outstanding	1,392	1,392
Additional paid in capital	2,877,562	2,877,562
Accumulated deficit	(3,317,135)	(3,291,436)
Total Deficiency in Stockholders' Equity	(438,181)	(412,482)

Total Liabilities and Deficiency in Stockholders' Equity	$127,774	$154,122

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenues
Consulting fees	$27,780	$–	$52,448	$–

Operating expenses:
Consulting - related parties	15,000	15,000	30,000	36,533
General and administrative	22,231	18,051	40,281	35,551
Professional fees	6,425	8,800	23,550	38,537
	43,656	41,851	93,831	110,621

Operating income (loss)	(15,876)	(41,851)	(41,383)	(110,621)

Other income (expense):
Interest expense – unrelated parties	(1,875)	(1,875)	(3,750)	(3,750)
Interest expense – related parties	(219)	(2,739)	(566)	(5,102)
Interest income – related parties	–	1,517	–	3,017
Gain on sale of assets - related party	20,000	–	20,000	–
	17,906	(3,097)	15,684	(5,835)

Net Income (Loss) Before Taxes	2,030	(44,948)	(25,699)	(116,456)

Provision for income tax	–	–	–	–

Net income (loss)	$2,030	$(44,948)	(25,699)	(116,456)

Net income (loss) per share (Basic and diluted)	$0.00 *	$(0.00)*	(0.00)*	(0.00)

Weighted average number of common shares outstanding	13,929,581	13,929,581	13,929,581	13,929,581

* denotes income (loss) per share of less than one cent per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

	Common Stock
			Additional
		Amount	Paid in	Accumulated	Shareholders'
	Shares	($.0001 Par)	Capital	Deficit	Deficit

Balances at December 31, 2017	13,929,581	$1,392	$2,877,562	$(3,149,308)	$(270,354)

Net loss	–	–	–	(71,508)	(71,508)

Balances at March 31, 2018	13,929,581	1,392	2,877,562	(3,220,816)	(341,862)

Net loss	–	–	–	(44,948)	(44,948)

Balances at June 30, 2018	13,929,581	$1,392	$2,877,562	$(3,265,632)	$(386,810)

Balances at December 31, 2018	13,929,581	$1,392	$2,877,562	$(3,291,436)	$(412,482)

Net loss	–	–	–	(27,729)	(27,729)

Balances at March 31, 2019	13,929,581	1,392	2,877,562	(3,319,165)	(440,211)

Net income	–	–	–	2,030	2,030

Balances at June 30, 2019	13,929,581	$1,392	$2,877,562	$(3,317,135)	$(438,181)

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash Flows From Operating Activities:
Net loss	$(25,699)	$(116,456)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,267	5,551
Non-cash rent expense	30,000	30,000
Gain on sale of assets	(20,000)	–

Changes in operating assets and liabilities
Increase in interest receivable	–	(3,017)
(Decrease) Increase in accounts payable	(12,124)	12,537
Increase in accounts payable - related parties	29,736	37,350
Increase in accrued interest	3,750	3,750
Increase in accrued interest – related parties	565	5,102
Net cash provided by (used in) operating activities	11,495	(25,183)

Cash Flows From Investing Activities:	–	–

Cash Flows From Financing Activities:
Proceeds from line of credit from related party	123,500	76,033
Repayments on line of credit from related party	(146,076)	(66,000)
Net cash (used in) provided by financing activities	(22,576)	10,033

Net Decrease In Cash	(11,081)	(15,150)

Cash At The Beginning Of The Period	50,596	60,342

Cash At The End Of The Period	$39,515	$45,192

Schedule of Non-Cash Investing And Financing Activities
Assets sold for note receivable	$50,000	$–
Assets acquired for debt	$–	$11,013
Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company is currently considered to be in the development stage,and has generated only limited revenues from its activities in the racing business. R-Course Promotions, LLC was formed in the State of California on October 30, 2007. On June 1, 2009, in a merger classified as a transaction between parties under common control, the sole membership interest owner in R-Course Promotions, LLC exchanged 125,000 membership interests for 1,786 common shares in RC-1, Inc. Subsequent to the consummation of the merger, R-Course Promotions, LLC ceased to exist. The results of operations of RC-1, Inc. and R-Course Promotions, LLC have been combined from October 30, 2007 forward through the date of merger.

The Company is a motorsports marketing business focused primarily in road racing events in North America utilizing NASCAR type competition equipment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Condensed Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete condensed financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The majority of revenues are from consulting services provided at events which range from one day to one week in length. The Company also earns revenues from entering their race cars into events whereby there is a money purse for finishing positions. The revenues from these events are recognized upon completion of the contracted services. In the event that the Company’s revenues are for services provided under contracts greater than one month in length, the contracts will be billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the revenue is earned. Revenue will be recognized on these contracts in the period the services are provided under the contract. Expenses associated with providing the services are recognized in the period the services are provided which coincides with when the revenue is earned.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and six months ended June 30, 2019 and 2018 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 37.88% and 47.67% of the Company line of credit balances at June 30, 2019 and December 31, 2018, respectively. See Note 7 for further discussion of line of credit terms and relationships.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment values recorded at cost are as follows:

	June 30, 2019	December 31, 2018

Race cars	$11,013	$61,013
Less: Accumulated depreciation	(2,754)	(17,487)

Property and equipment, net	$8,259	$43,526

Depreciation expense for the three and six months ended June 30, 2019 and 2018 were $2,216 and $5,267 respectively and $3,051 and $5,551 respectively.

On June 1, 2019, the Company sold two racecars for $50,000 recognizing a gain of $20,000. (The racecars were purchased from the same party in 2017).

NOTE 5. NOTE RECEIVABLE

On June 1, the Company sold two racecars to related party for a note receivable of $50,000 resulting in a gain of $20,000. The interest rate on the note is 1% and payments of $1,000 per month will begin August 2019 and increase to $4,778 per month in March 2020, with a final payment of $525 in December 2020.

NOTE 6. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of June 30, 2019, and December 31, 2018, the balance of the line of credit was $75,000. As of June 30, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $39,293 and $37,418, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this Line.

NOTE 7. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $0.001 per share, of which 13,929,581 shares are issued and outstanding.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). As of June 30, 2019, 400,000 shares had been issued under this agreement. The 400,000 shares issuable as of December 31, 2018 have not been issued.

There were no issuances of preferred or common stock during the three months ended June 30, 2019.

NOTE 8. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On December 31, 2018, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. During the six months ended June 30, 2019 and 2018, the Company incurred related party consulting expense of $30,000, respectively. As of June 30, 2019, and December 31, 2018, the Company had an accrued payable balance due to this related party of $120,000 and $90,000, respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of June 30, 2019, and December 31, 2018, the Company owed $45,138 and $68,014, respectively, to this related party. As of June 30, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $35,863 and $35,315, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of June 30, 2019, and December 31, 2018, the Company owed $600 and $300, respectively, to this related party. As of June 30, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $83,519 and $83,501, respectively.

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

Stock Based Compensation – We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 718. Accordingly, compensation cost is recognized for the fair value of the instrument issued. For equity instruments issued to non-employees, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

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

Going Concern

As of June 30, 2019, RC-1, Inc. had an accumulated deficit of $3,317,135, and a working capital deficiency of $491,109. These factors raise substantial doubt about our ability to continue as a going concern.

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

Management estimates the cost of operating the business through June 30, 2020 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $60,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $10,000 for parts, $50,000 for engine and transmission leases. $50,000 for fuels and tires; $15,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At June 30, 2019, the company had cash of approximately $39,515.

Result of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

The Company recognized $27,780 in revenue during the three months ended June 30, 2019 and no revenue for the same period in 2018. The revenue was from consulting revenue from one client.

Operating Expenses

For the three months ended June 30, 2019 operating expenses were $43,656 compared to $41,851 in 2018 for an increase of $1,805 . The increase is due to an increase in general and administrative expenses.

Interest and Financing Costs

Interest $2,094 for the three months ended June 30, 2019 compared to $3,097 in the three months ended June 30, 2018. The decrease in the interest expense was related directly to a reduction in related party debt. .

During the three month period the company sold two race vehicles for a note receivable, recognizing a $20,000 gain.

Net Loss

The Company incurred net income of $2,030 in the three months ended June 30, 2019 compared to losses of $44,948 during the three months ended June 30, 2018. The net income for the period was directly related to a one time gain on the sale of an asset of $20,000.

Result of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

The Company recognized $52,448 in revenue during the six months ended June 30, 2019 and no revenue for the same period in 2018.

Operating Expenses

For the six months ended June 30, 2019 operating expenses were $93,831 compared to $110,621 in 2018 for a decrease of $16,790. The decrease is due to a decrease in professional fees to $23,550 from $38,537 for a difference of $14,987 and a decrease in consulting to related parties to $30,000 from $36,533 for a difference of $6,533.

Interest and Financing Costs

Interest expense, net of interest income, was $4,816 for the six months ended June 30, 2019 compared to ($5,835) in the six months ended June 30, 2018. The reduction in the interest expense was related to a reduction of related party debt.

During the second quarter of 2019, the company sold two race vehicles for a note receivable, recognizing a $20,000 gain.

Net Loss

The Company incurred losses of $25,699 in the six months ended June 30, 2019 compared to $116,456 during the six months ended June 30, 2018, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $39,515 in cash at June 2019, with a working capital deficit of $491,109. As of December 31, 2018, the Company had cash of $50,596 with a working capital deficit of $455,708.

Cash Flows for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018.

Operating activities

During the six months ended June 30, 2019, we generated $11,495 in cash for operating activities compared to a use of $25,183 during the six months ended June 30, 2018, a difference of $36,678. The increase between the two periods was largely due to a decrease in net loss.

Investing activities

We neither generated nor used cash flow in investing activities during the six months ended June 30, 2019 or 2018.

Financing activities with Related Parties

During the six months ended June 30, 2019, we used $(22,576) from financing activities compared to generating $10,033 used during the six months ended June 30, 2018, a decrease of $32,609. During 2018 we borrowed from our related party line in excess of amounts repaid.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the six months ended June 30, 2019, the Company had no senior securities issued and outstanding.

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

August 19, 2019

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

