Form 10-Q
period 2019-09-30
RC-1, Inc.
filed 2019-11-13
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

800.348.2870

(Issuer’s telephone number)

___________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ⊠

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 14, 2019.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$40,060	$50,596
Prepaid rent	15,000	60,000
Note receivable - related party	39,933	–
Total current assets	94,993	110,596

Property and equipment, net	7,708	43,526
Note receivable – related party (net of current portion)	10,067	–
Total long-term assets	17,775	43,526

Total Assets	$112,768	$154,122

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$37,467	$56,792
Accrued liabilities - related party	146,858	90,264
Line of credit	75,000	75,000
Due to related parties	11,945	68,014
Accrued interest payable	43,043	37,418
Accrued interest - related parties	119,450	118,816
Common stock issuable	120,000	120,000
Total current liabilities	553,763	566,304

Due to related parties, net of current portion	600	300
Total long-term liabilities	600	300

Total Liabilities	554,363	566,604

Deficiency in Stockholders’ Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.001 par value; 190,000,000 shares authorized; 13,929,581 issued and outstanding	13,930	13,930
Additional paid in capital	2,865,024	2,865,024
Accumulated deficit	(3,320,549)	(3,291,436)
Total Deficiency in Stockholders’ Equity	(441,595)	(412,482)

Total Liabilities and Deficiency in Stockholders’ Equity	$112,768	$154,122

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Revenues
Consulting Fees	$–	$13,500	$–	$13,500
Consulting Fees - Related Party	35,836	–	88,284	–
	35,836	13,500	88,284	13,500
Operating expenses:
Race expenses	–	7,671	–	7,671
Consulting to related parties	15,000	15,000	45,000	51,533
General and administrative	16,506	18,086	56,787	53,637
Professional fees	5,800	13,026	29,350	51,563
	37,306	53,783	131,137	164,404

Loss from operations	(1,470)	(40,283)	(42,853)	(150,904)

Other (expense) income:
Interest expense - unrelated parties	(1,875)	(1,875)	(5,625)	(5,625)
Interest expense - related parties	(69)	(3,108)	(635)	(8,210)
Interest income – related parties	–	1,500	–	4,517
Gain on sale of assets – related party	–	–	20,000	–
	(1,944)	(3,483)	13,740	(9,318)

Net Loss Before Taxes	(3,414)	(43,766)	(29,113)	(160,222)

Income Tax Provision	–	–	–	–

Net loss	$(3,414)	$(43,766)	(29,113)	(160,222)

Net loss per share
(Basic and diluted)	$(0.00)	$(0.00)	(0.01)	(0.01)

Weighted average number of common shares outstanding (basic and diluted)	13,929,581	13,929,581	13,929,581	13,929,581

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
		Amount	Additional	Accumulated	Shareholders'
	Shares	($.001 Par)	Paid in Capital	Deficit	Deficit

Balance January 1, 2018	13,929,581	$13,930	$2,865,024	$(3,149,308)	$(270,354)

Net loss	–	–	–	(71,508)	(71,508)

Balances March 31, 2018	13,929,581	13,930	2,865,024	(3,220,816)	(341,862)

Net loss	–	–	–	(44,948)	(44,948)

Balances June 30, 2018	13,929,581	13,930	2,865,024	(3,265,764)	(386,810)

Net loss				(43,766)	(43,766)

Balances September 30, 2018	13,929,581	$13,930	$2,865,024	$(3,309,530)	$(430,576)

Balance January 1, 2019	13,929,581	$13,930	$2,865,024	$(3,291,436)	$(412,482)

Net loss for the period	–	–	–	(27,729)	(27,729)

Balances March 31, 2019	13,929,581	13,930	2,865,024	(3,319,165)	(440,211)

Net income				2,030	2,030

Balances June 30, 2019	13,929,581	13,930	2,865,024	(3,317,135)	(438,181)

Net loss				(3,414)	(3,414)

Balances September 30, 2019	13,929,581	$13,930	$2,865,024	$(3,320,549)	$(441,595)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(29,113)	$(160,222)

Adjustments to reconcile net loss to net cash providing (used in) provided by operating activities:
Depreciation	5,818	8,602
Non-cash rent expense	45,000	45,000
Gain on sale of assets	(20,000)	–

Changes in Operating Assets and Liabilities
Increase in interest receivable	–	(4,517)
Decrease in accounts payable	(19,325)	12,963
Increase in accounts payable - related parties	56,594	44,800
Increase in accrued interest payable	5,625	5,625
Increase in accrued interest-related parties	634	8,210

Net provided by (used in) operating activities	45,233	(39,539)
.
Cash Flows From Investing Activities:
Purchase of assets	–	(11,013)

Cash Flows From Financing Activities:
Proceeds from line of credit from related party	165,000	161,783
Repayments on line of credit from related party	(220,769)	(124,000)

Net cash (used in) provided by financing activities	(55,769)	37,783

Net Decrease In Cash	(10,536)	(12,769)

Cash At The Beginning Of The Period	50,596	60,342

Cash At The End Of The Period	40,060	47,573

Schedule of Non-Cash Investing and Financing Activities

Assets sold for note receivable	$50,000	$–

Cash paid during the year for:
Interest	$–	$–
Income tax	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS OPERATIONS

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company is considered to be in the development stage, and has generated only limited revenues from its activities in the racing business.

The Company is a motorsports marketing business focused primarily in road racing events in North America utilizing NASCAR type competition equipment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Interim Condensed Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete condensed financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the SEC.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously reported net income.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and nine months ended September 30, 2019 and 2018 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 14.33% and 47.67% of the Company line of credit balances at September 30, 2019 and December 31, 2018, respectively. See Note 6 for further discussion of line of credit terms and relationships.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment values recorded at cost are as follows:

	September 30, 2019	December 31, 2018

Race cars & Training Equipment	$11,013	$61,013
Less: Accumulated depreciation	(3,305)	(17,487)

Property and equipment, net	$7,708	$43,526

Depreciation expense for the three and nine months ended September 30, 2019 and 2018 were $551 and $5,818 respectively and $3,051 and $8,602 respectively.

On June 1, 2019, the Company sold two racecars to a related party for $50,000 recognizing a gain of $20,000. The racecars were purchased from the same party in 2017.

NOTE 5. NOTE RECEIVABLE – RELATED PARTY

On June 1, the Company sold two racecars to a related party for a $50,000 note receivable, resulting in a gain of $20,000. The interest rate on the note is 1% per annum and payments of $1,000 per month began August 2019 and increase to $4,778 per month in March 2020, with a final payment of $525 in December 2020.

NOTE 6. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, and a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of September 30, 2019, and December 31, 2018, the balance of the line of credit was $75,000. As of September 30, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $43,043 and $37,418, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this Line.

NOTE 7. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $.001 per share, of which 13,929,581 shares are issued and outstanding as at September 30, 2019.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware, payable in 1,200,000 shares of the Company’s common stock. As of September 30, 2019, 400,000 shares had been issued under this agreement.

There were no issuances of preferred or common stock during the nine months ended September 30, 2019.

NOTE 8. RELATED PARTY TRANSACTIONS

Consulting revenue from related parties

On February 15, 2019, the Company entered into a three-year contract to provide marketing and branding consulting services to a related party. The majority shareholder of the client is also a shareholder in the Company. Consulting fees recognized for the three and nine months ended September 30, 2019 was $35,836 and $88,284, respectively.

Consulting expense to related parties

On December 31, 2018, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder, to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. During each of the nine months ended September 30, 2019 and 2018, the Company incurred related party consulting expense of $45,000, respectively. As of September 30, 2019, and December 31, 2018, the Company had an accrued payable balance due to this related party of $135,000 and $90,000, respectively.

Due to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of September 30, 2019, and December 31, 2018, the Company owed $11,945 and $68,014, respectively, on this line of credit to this related party. As of September 30, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $35,920 and $35,315, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of September 30, 2019, and December 31, 2018, the Company owed $600 and $300, respectively, under this line of credit to this related party. As of September 30, 2019, and December 31, 2018, the Company had accrued.

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

Election to Opt Out of Transition Period. Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a 1933 Act registration statement declared effective or do not have a class of securities registered under the 1934 Act) are required to comply with the new or revised financial accounting standard.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Condensed Financial Statements describes the significant accounting policies used in the preparation of the condensed financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life of our long lived assets, our net operating loss for tax purposes. Actual results could differ from those estimates.

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

Our revenues, to date, has been derived from advertising, and from race purses. Revenue is recognized on an accrual basis as earned under contract terms. The $15,000 earned in related party revenue was part of business development and administrative services provided by the company and Mr. O’Connell. The Company is performing under a Marketing and Branding Agreement through 2021.

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5 year life for racecars and equipment, 7 years for furniture and fixtures.

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the periods ending September 30, 2019 and December 31, 2018 no impairment losses were recognized.

Plan of Operations

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company is a motorsports marketing and consulting business focused primary in road racing events in North America utilizing NASCAR type competition equipment. The Company is currently considered to be in the development stage, and has generated only limited revenues from its activities in the racing business.

We will continue to focus in “Road Racing” motorsports events organized by several motorsports sanctioning bodies such as The National Association for Stock Car Auto Racing ("NASCAR"), and The International Motorsports Association ("IMSA") and the Sports Car Vintage Racing Association (SVRA).

In addition, we intend to continue to compete in the SVRA and the GAAS series in an effort to promote our business and brand in the western United States.

Going Concern

As of September 30, 2019, RC-1, Inc. had an accumulated deficit of $3,320,529, and a working capital deficiency of $458,770. These factors raise substantial doubt about our ability to continue as a going concern.

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

Expected management estimates for the cost of operating the business through September 30, 2020 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At September 30, 2019, the company had cash of approximately $40,000.

Result of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

The Company recognized $35,836 in revenue during the three months ended September 30, 2019 and $13,500 revenue for the same period in 2018. The Company did not recognize any racing event related revenue. The increase in revenue for the quarter was due to an increase in contracted consulting revenue.

Operating Expenses

For the three months ended September 30, 2019 operating expenses were $37,306 compared to $53,783 in 2018 for a decrease of $16,477. The decrease is due to a decrease in race expenses to $0 from $7,671 and a decrease in professional fees to $5,800 from $13,026.

Interest and Financing Costs

Interest was ($1,944) for the three months ended September 30, 2019 compared to ($3,483) in the three months ended September 30, 2018. The reduction in the interest expense was related directly to a reduction in the overall debt of the company.

Net Loss

The Company incurred losses of ($3,414) in the three months ended September 30, 2019 compared to ($43,766) during the three months ended September 30, 2018, due to the factors discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

The Company recognized $88,284 in revenue during the nine months ended September 30, 2019 and $13,500 revenue for the same period in 2018. The Company did not recognize any racing event related revenue. The increase in revenue for the quarter was due to an increase in contracted consulting revenue.

Operating Expenses

For the nine months ended September 30, 2019 operating expenses were $131,137 compared to $164,404 in 2018 for a decrease of $33,267. The decrease is due to a decrease in race expenses to $0 from $7,671 and a decrease in professional fees to $29,350 from $51,563.

Interest and Financing Costs

Interest expense was $13,740 for the nine months ended September 30, 2019 compared to ($9,318) in the nine months ended September 30, 2018. The reduction in the interest expense was related directly to a reduction in the overall debt of the company. In addition, the Company recorded a $20,000 gain on the sale of racecars to a related party in 2019.

Net Loss

The Company incurred losses of ($29,113) in the nine months ended September 30, 2019 compared to ($160,222) during the nine months ended September 30, 2018, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The company had $40,060 in cash at September 30, 2019 with a working capital deficit of ($458,770). As of December 31, 2018, the Company had cash of $50,596 with a working capital deficit of ($455,708).

Cash Flows for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018.

Operating activities

During the nine months ended September 30, 2019, we were provided with $45,233 in cash from operating activities compared to using ($39,539) in cash during the nine months ended September 30, 2018, an increase of $84,772. The increase was due to an increase in accounts payable.

Investing activities

We generated no cash flow in investing activities during the nine months ended September 30, 2019 compared to ($11,013) during the nine months ended September 30, 2018.

Financing activities with Related Parties

During the nine months ended September 30, 2019, we used ($55,769) in cash from financing activities compared to $37,783 during the nine months ended September 30, 2018. The decrease was due to an increase in monies paid towards from our line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the nine months ended September 30, 2019, the Company had no senior securities issued and outstanding.

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

November 13, 2019

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

