Form 10-K
period 2019-12-31
RC-1, Inc.
filed 2020-04-14
CIK 1665598

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As at June 30, 2019, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $696,500.

On April 14, 2020, we had 13,929,581 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO THE ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

ii

PART I

ITEM 1 – BUSINESS

History

We were organized in October of 2007 as R-Course Promotions, LLC, a California limited liability company. At the time of our formation, Kevin O'Connell was the managing member of our company and the sole member of General Pacific Partners, LLC ("GPP"), a California limited liability company. At our inception, GPP owned a majority of R-Course Promotions, LLC membership interests. In May of 2009, R-Course Promotions, LLC was merged with RC-1, Inc., (“the Company”) a Nevada corporation with no prior operations. The reason for the merger was the potential liquidity for our shareholders. As of May 31, 2016, Kevin O'Connell is the Managing Member of (a) GPP, (b) DEVCAP, (c) Revete, and (d) Continental. Together, Mr. O'Connell and GPP, DEVCAP, Revete, and Continental own 70% of our outstanding common shares.

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

In 2018, the Company expanded it motorsports services in NASCAR to perform consulting services to teams and team owners related to sponsorship discussion and marketing materials, negotiations and direct marketing with activation strategies for consumer-based products and services. Revenues from these services totaled $150,000 for 2018 and represented a majority of our revenue for the year ended December 31, 2019.

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

We participated in limited road racing events 2018 and no professional or testing racing events in 2019.

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

NASCAR Monster Energy Cup Series

The NASCAR Cup Series is the sport's highest level of professional competition. It is consequently the most popular and most profitable NASCAR series. Since 2001, the NASCAR Cup season has consisted of approximately thirty-six (36) races over 10 months.

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

ARCA

The ARCA Racing Series powered by Menards is American stock car series, the premier division of the ARCA. It is considered professional league of stock car racing, perhaps two steps down from the top-level NASCAR Cup & Xfinity Series. Though some events occur the same weekend as NASCAR events, the Series is not affiliated with NASCAR. ARCA is wholly owned by NASCAR.

Revenues

Our current business has four revenue streams.

PRODUCTION SERVICES REVENUE

In 2012, we commenced offering consulting and management services to potential clients that wish to participate in motorsports racing. Our services include providing, sourcing and managing a full "turnkey" racing car and race team, and all ancillary equipment and services to enable a client to participate in a racing event as a Team Owner, or providing management of, or access to, any part of equipment or human services required to participate in a racing event, including:

•	fully prepared racing cars

•	decaling the race cars

•	driver(s)

•	crew chiefs

•	mechanic crews

•	"over the wall" pit crews

•	liaison between the client and the sanctioning body (entry fees, equipment specifications and membership)

•	pre- and post-race social events

•	business development & sponsor origination

Our fees for this management ranges from 5% to 10% of the total budget for the event.

On January 1, 2014, the Company entered into an event services agreement with Carolina Pro Am Services, Inc., ("Carolina") a company owned and controlled by Richard Ware who is also the owner and controller of a Rick Ware Racing LLC. Rick Ware Racing LLC is the owner of 8.9% of our issued and outstanding common shares as of December 31, 2018 and 2019. During the years ended December 31, 2019 and 2018 the Company paid $0 and $6,533 respectively to Carolina.

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

RACE PURSES

Revenue is expected to be derived from our winning a share of cash purses that are provided by event advertisers and sanctioning bodies. Purse for the events we participate in can range from $0 to over $1,000,000 for the sanctioning bodies we compete within. The winning purses we have received have been in regional events only. We did not participate in any racing events in 2019.

We have had no present commitments from prospective advertisers. There can be no assurance that we will be able to obtain any such sponsor revenue or management clients in the future. We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our overall business plans.

EQUIPMENT LEASING

Beginning in January 1, 2020, the Company acquired and leased an automotive asset. We expect that this portion of our business will expand.

On January 29, 2020 the Company acquired a 2016 Audi IMSA sport car from Rick Ware Racing, LLC, a related party for $300,000. The seller and the Company agreed to lease back the Audi to Rick Ware Racing, LLC for a period of 24 months commencing February 15, 2020 requiring a monthly lease payment of $14,125 per month and the return and cancellation of common stock held by the lessee of 200,000 shares valued at $0.15 per share.

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

On May 25th, 2017, the Company acquired a 2003 vintage Laughlin road race NASCAR Busch series car for $25,000 USD from Rick Ware Racing, LLC. The seller and the Company agreed to convert the entire indebtedness to into common stock at $0.15 per share for a total of 166,667 shares of common stock issued to Rick Ware Racing, LLC.

Also, on May 25th, 2017, the Company acquired a 2006 Hutch Pagan NASCAR Gander Outdoors Series super -speedway racing truck for $25,000 USD from Rick Ware Racing, LLC. The seller agreed to execute a debt to equity conversion agreement and subsequently converted the debt to common stock at $.15 per share for a total of 166,667 shares of common stock.

Operating Budget

Management estimates the cost of operating the business through March 31, 2021 will require additional capital of up to Four Hundred Thousand dollars ($400,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $60,000 for travel and lodging; $80,000 for marketing and branding; $40,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, 50,000   for engine and transmission leases. $30,000 for fuels and tires; $20,000 for racecar transporter travel; $40,000 for debt service of all Company notes payable; and $30,000 in air and rental cars.

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

In addition, we have received revenue for the events in which we qualified to enter for races during the years of 2008 through 2017. To date, no other revenue has been received from races entered. Our losses from inception through the year ended December 31, 2019 was $3,340,421.

For the year ended December 31, 2019 we had revenue of $110,508 from related party consulting   and had no purse winnings from competition. We incurred a loss of $48,985 which represented a decrease of $93,143 from a loss of $142,128 for the year ended December 31, 2018. We had revenues of $110,508 and $163,500 for the years ended December 31, 2019 and 2018, respectively.

Our auditor's report has expressed substantial doubt about our ability to continue as a going concern.

Lines of Credit

On October 1, 2009 General Pacific Partners, LLC ("GPP") one of our principal shareholders, that is wholly owned and managed by Mr. O'Connell, established a Line of Credit of $600,000 due on demand. The Line of Credit carries annual interest at 8%.The receipt of funds from this Line of Credit is subject to the approval of Mr. O'Connell. As of December 31, 2019, a total of $581,636 on the Line of Credit was available. The terms of the line of credit provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the Line of Credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

On August 1, 2013, DEVCAP Partners, LLC, (“DEVCAP”) a Texas limited liability company that is wholly owned and managed by Mr. O'Connell, established a Line of Credit of $300,000. As of January 1st, 2020 FinTekk AP, LLC has assumed the loans to RC-1 made from DEVCAP. On January 1st, 2017 the Line of Credit was extended to $600,000. The terms of the Line of Credit contain annualized interest of 8%, quarterly interest payments to be paid by the Company on the outstanding balance which is due upon the maturity date of August 1, 2020. Mr. O'Connell may have a conflict of interest should we determine to draw upon the Line of Credit. He will have to determine, as the Managing Member of DEVCAP, whether it is in the best interest of DEVCAP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down. At December 31, 2019, a total of $599,400 of credit was available on this line of credit.

On October 15, 2012 TVP Investments, LLC established a Line of Credit of $500,000. TVP Investments, LLC is a Georgia limited liability company. As of December 31, 2019, we had drawn $75,000 of principal on this Line of Credit and had accrued interest of $44,918. The terms of this Line of Credit contain annualized interest of 10%, quarterly interest payments and matures on December 31, 2019, paid by the Company on outstanding balances and provides that we are limited to a maximum quarterly draw down on the line of $100,000 per each calendar quarter.

Capital Requirements

Management estimates the cost of operating the business through March 31, 2021 will require additional capital of up to Four Hundred Thousand dollars ($400,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $60,000 for travel and lodging; $80,000 for marketing and branding; $40,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $50,000_for engine and transmission leases. $30,000 for fuels and tires; $20,000 for racecar transporter travel; $40,000 for debt service of all Company notes payable; and $30,000 in air and rental cars.

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

Relationship with our majority shareholder

Our Chief Executive Officer, Kevin O'Connell is the Managing Member of (a) GPP, (b) DEVCAP, (c) Revete and (d) Continental. Together, Mr. O'Connell and GPP, Devcap, Revete, and Continental own 70% of our outstanding common shares.

Since the inception of the company we have borrowed monies from GPP, DEVCAP, Kevin P. O’Connell and his affiliates.

On October 1, 2009, the Company established a $600,000 unsecured line of credit with GPP. The terms of the Line of Credit provide for interest at 8% per annum on all balances; quarterly interest payments outstanding balances and is limited to a maximum quarterly draw down on the line of $100,000. As of December 31, 2019, there was $18,364 used on the GPP line of credit. GPP is a company whose management and majority membership interests are held by Mr. O’Connell, the President of the Company.

On August 1, 2013 the Company established a $300,000 unsecured line of credit with DEVCAP. On January 1st, 2017 the line was increased to $600,000. The terms of the Line of Credit provide for interest at 8% per annum. As of December 31, 2019, there was $600 used on the DEVCAP line of credit. DEVCAP is a company whose management and majority membership interests are held by Mr. O’Connell.

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

Without additional funding, the Company could discontinue operations. We have $50,106 in cash as of December 31, 2019 and our monthly expenses are approximately $25,000. We will need to obtain additional funding to maintain continuing operations and there can be no assurance that such funding is or will become available.

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

Employees

As of December 31, 2019, we had no full-time employees. Our only employees consist of 2 management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

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

We estimate that for the 12 months ending March 31, 2021, the cost of operating the business will require additional capital of a minimum of four hundred thousand dollars ($400,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise $400,000 in additional capital to fund our operations through March 31, 2021 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

Our existing principal stockholders exercise control of our Company.

Kevin O'Connell is the Managing Member of (a) GPP, (b) DEVCAP, (c) Revete, and (d) Continental. Together, Mr. O'Connell and GPP, DEVCAP, Revete, and Continental own 70% of our outstanding common shares.

In addition, GPP has established a line of credit of $600,000. The receipt of funds from this line of credit is subject to the approval of Mr. O'Connell. As of December 31, 2019, there was $581,636 available on this Line of Credit. The terms of the line of credit contains annualized interest of 8%, quarterly interest payments paid by the Company on outstanding balances and requires a maximum quarterly draw down on the line of $100,000 per quarter. Mr. O'Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down" or, as our controlling shareholder, it is in our best interest to approve the draw down.

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

January 1,2018 – December 31, 2019	0.15	0.15

_______________

* Represents quoted prices but not actual trades.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2019.

On January 29, 2020 the Company acquired a 2016 Audi IMSA sport car from Rick Ware Racing, LLC for $300,000. The seller and the Company agreed to lease back the Audi to Rick Ware Racing, LLC for a period of 24 months commencing February 15, 2020 requiring a monthly lease payment of $14,125 per month and the return and cancellation of common stock held by the lessee of 200,000 shares of common stock valued at $0.15 per share.

Re-Purchase of Equity Securities.

No equity securities were repurchased during the twelve months ended December 31, 2019 or 2018.

On January 29, 2020 the Company acquired a 2016 Audi IMSA sport car from Rick Ware Racing, LLC for $300,000. The seller and the Company agreed to lease back the Audi to Rick Ware Racing, LLC for a period of 24 months. As part of the lease transaction, the Lessee agreed to cancel 200,000 shares of common stock held by the Lessee valued at $0.15 per share.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2019 or 2018.

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

Intangible and Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2019 and 2018, no impairment losses were recognized.

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

Going Concern

As of December 31, 2019, RC-1, Inc. had an accumulated deficit of $3,340,421. Also, during the year ended December 31, 2019, we had a net decrease in cash of $490. These factors raise substantial doubt about our ability to continue as a going concern.

Management expects to raise $400,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

Management estimates the cost of operating the business through March 31, 2021 will require additional capital of up to Four Hundred Thousand dollars ($400,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $60,000 for travel and lodging; $80,000 for marketing and branding; $40,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts,$50,000 for engine and transmission leases. $30,000 for fuels and tires; $20,000 for racecar transporter travel; $40,000 for debt service of all Company notes payable; and $30,000 in air and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2019, the Company had cash of $50,106.

Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues

In the years ended December 31, 2019 and 2018, we had revenues in the amounts of $110,508 and $163,500 respectively, which was a decrease of $52,992. The Company earned all of its $163,500 in revenues in 2018 from related party NASCAR consulting services and unrelated party consulting fees. In 2019, revenue of $110,508 was earned for consulting fees from related parties. The Company provided consulting services to a race team competing NASCAR race events. Revenue decreased in 2019 due to a decrease in related party consulting fees for the period.

Operating Expenses.

Race Expenses

For the year ended December 31, 2019, there were no race expenses, compared to $10,274 for the year ended December 31, 2018. The decrease was primarily the result of the Company not participating in race events in 2019.

Consulting to related parties

For the year ended December 31, 2019, consulting to related parties decreased to $60,000 as compared to $66,533 from the prior year ended December 31, 2018 which was a decrease of $6,533. The decrease in services in 2019, which consisted of race event management, was due to a decrease in the number of events to which services were provided in 2019 as compared to 2018.

General and Administrative Expense

For the year ended December 31, 2019, general and administrative expenses decreased to $73,679 as compared to $155,750 from the prior year ended December 31, 2018 which was a decrease of $82,071. The decrease was primarily due to bad debt expenses in 2018 from write-off of a note receivable.

Professional Fees

Professional fees for the year ended December 31, 2019 were $38,550 compared to $59,407 for the period ended December 31, 2018.

Interest Expense

For the year ended December 31, 2019, net interest expense decreased to $8,156 as compared to $18,581 for the year ended December 31, 2018, a decrease of $10,425. The decrease in interest expense was due to the conversion of indebtedness into common stock.

Net Loss

Our net loss from operations decreased to $48,985 for the year ended December 31, 2019, from $142,128 for the year ended December 31, 2018 due to a gain on sale of asset to related party and the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2019, and December 31, 2018:

	December 31, 2019	December 31, 2018	$ Change	Percent Change
Working Capital	$(348,624)	$(335,708)	(12,916)	3%
Cash	$50,106	$50,596	(490)	-1%
Total current assets	$100,998	$110,596	(9,598)	-9%
Total assets	$108,155	$154,122	(45,967)	-30%
Accounts payable	$29,668	$56,792	(27,124)	-48%
Accrued Liabilities	$161,601	$90,264	71,337	79%
Related Party Interest Payable	$119,471	$118,816	655	1%
Non-Related Party Interest Payable	$44,918	$37,418	7,500	20%
Line of Credit	$75,000	$75,000	–	0%
Line of credit to related parties	$18,964	$68,014	(49,050)	-72%
Total current liabilities	$449,622	$446,304	3,318	1%
Total liabilities	$449,622	$446,604	3,018	1%

Our working capital deficit increased by $12,916 from December 31, 2018 to December 31, 2019 mainly from additional related party debt and accrued interest on said related party debt. The Company’s assets decreased from $154,122 as of December 31, 2018 to $108,155 as of December 31, 2019 mainly due to the write-off of a note receivable in 2018 and amortization of prepaid rent.

Operating Activities

Net cash provided by continuing operating activities during 2019 was $48,860 as compared to $104,764 used in fiscal 2018. This was due primarily to the write-off of the note receivable and accrued interest receivable.

Investing Activities

There was no cash used in investing activities during 2019 as compared to $11,013 in 2018.

Financing Activities

For the year ended December 31, 2019, net cash used in financing activities was $49,350 which consisted of $215,000 in proceeds and repayments of $264,350 of related party debt. For the year ended December 31, 2018, net cash used by financing activities was $103,497 which consisted of net proceeds of $166,683 from line of credit, and $270,180 in repayments from related party debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $50,106 in cash at December 31, 2019 with a working capital deficit of $(348,624). As of December 31, 2018, the Company had cash of $50,596 with a working capital deficit of $(335,708).

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

Management of the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO II Framework"). Based on management's assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Control Environment

Inadequate Policies and Procedures: Based on management's review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2019. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2019 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Name	Age	Position (1)
Kevin P. O’Connell	52	President, and Sole Director (2)

Rayna Austin	27	Secretary & Treasurer (3)

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

(3) Ms. Austin was appointed by the board of directors on December 1, 2014. Her term of office as Secretary and Treasurer is for one year from the date of the Company's annual meeting of directors.

Kevin P. O’Connell – From 1997 through the present, Mr. O’Connell has led venture capital investments and asset management (real estate & securities) strategies with particular focus in the general capital markets consisting of private and public financing, mergers and acquisitions, and corporate restructurings. He is the founder and managing partner of FinTekk AP, LLC a Southern California firm providing advisory services, direct investment and capital markets consulting. Mr. O’Connell has been a direct principal investor and active board member having managed the strategic decisions, equity/debt financing and developmental stage efforts of companies engaged in the technology, healthcare and environmental industries.

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

The Company does not intend to pay employee directors a separate fee for their services.

The following table summarized our executive compensation for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation ($)
Kevin P. O'Connell	2019 2018	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2017	-0-	-0-	-0-	-0-
Rayna Austin	2019 2018	-0- -0-	-0- -0-	-0- -0-	-0- -0-
	2017	-0-	-0-	-0-	-0-

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our common stock as of the date of this Registration Statement by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of common stock;

2.	Each of our Directors and executive Officers; and

3.	All of our Directors and Officers as a group

Name	No. of Shares Owned	% of Stock Outstanding
Kevin O’Connell (1)	9,743,939	70%
Rayna Austin	0	0.0%
Cassin Farlow, LLC (2)	1,210,000	8.7%
Rick Ware Racing, LLC (3)	1,233,333	8.9%
Directors and Officers as a Group	11,130,086	70.0%

(1) Kevin P. O’Connell is the managing member of, and the majority shareholder of:

a. General Pacific Partners, LLC, which owns 5,502,313 shares. On October 9th, 2019, General Pacific Partners, LLC sold 1,376, 147 shares to an unrelated party.

b. Revete Capital Partners, LLC which owns 107,144 shares

c. Continental EC, LLC which owns 64,286 shares

d. DEVCAP Partners, LLC which owns 4,071,267 shares

(2) Gus O'Connell has dispositive and voting power for Cassin Farlow, LLC

(3) Richard Ware has dispositive and voting power for Rick Ware Racing, LLC

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2019 and 2018 under any incentive plans.

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

On January 1, 2015, the Company extended for three years a previous consulting agreement with GPP, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director, to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. As of December 31, 2019, and 2019, the Company had an accrued payable balance due to this related party of $90,000 and $30,000 respectively.

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with GPP, Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of December 31, 2019 and 2018, the Company owed $18,364 and $68,014, respectively, in operating advances to GPP. As of December 31, 2019, and 2018, the Company had accrued interest on this line of credit in the amounts of $35,929 and $35,315, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $300,000 with a DEVCAP, a company owned and operated by Kevin O'Connell, our Chief Executive Officer and Sole Director. As of January 1,2020. FinTekk AP, LLC assumed the loans to RC-1 made from DEVCAP. The 8% line of credit was increased to $600,000 on January 1, 2017. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of December 31, 2019, and December 31, 2018, the Company owed $600 and $300, respectively, in operating advances to this related party. As of December 31, 2019, and December 31, 2018, the Company had accrued interest on this line of credit in the amounts of $83,543 and $83,501, respectively.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

In 2020, We retained Assurance Dimensions, Certified Public Accountants and Associates of Coconut Creek, FL to audit the 2019 financial statement.. The aggregate fees billed by Daszkal Bolton, our former auditor, for professional services rendered for the audit of the Company’s annual financial statements and review of unaudited financial statements for the year ended December 31, 2019 and 2018, was $28,950 and $26,000.

Audited-Related Fees

For the years ended December 31, 2019 and 2018, there were $3,000 and $2,550 billed by Daszkal Bolton for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the years ended December 31, 2019 and 2018, the Company incurred no fees from Daszkal Bolton for services for tax compliance, tax advice and tax planning work. For the year ended December 31, 2019, the Company incurred no fees from Assurance Dimensions for tax compliance.

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

(3) Exhibits

Exhibit #	Description
3(i).1	Articles of Incorporation of RC-1, Inc., as amended *
3(ii).1	Corporate Bylaws for RC-1, Inc. *
10.1	Line of Credit Agreement with General Pacific Partners, LLC on October 1, 2009 *
10.2	Consulting Agreement with General Pacific Partners, LLC on January 1, 2012 *
10.3	Line of Credit Agreement with TVP Investments, LLC on October 15, 2012 *
10.4	Management Service Agreement with Carolina Pro AM Drivers, Inc. dated January 1, 2014 *
10.5	Line of Credit Agreement with DEVCAP Partners, LLC dated August 1, 2013 *
10.6	Bill of Sale Purchase Agreement for Audi IMSA February 1, 2020
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

_______________

* Incorporated by reference to the Company’s Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 27, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RC-1, Inc.

Date: April 14, 2020	By:	/s/ Kevin P. O'Connell
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

RC-1, Inc.

Date: April 14, 2020	By:	/s/ Kevin P. O'Connell
President and Chief Executive Officer

RC-1, Inc.

Date: April 14, 2020	By:	/s/ Rayna Austin
Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RC-1, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RC-1, Inc. (the Company) at December 31, 2018, and the related statements of operations, changes in stockholders’ deficit, and cash flows the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for each of the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

We had served as the Company’s auditor from 2017 until 2019.

Fort Lauderdale, FL

April 10, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

RC-1, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of RC-1, Inc. as of December 31, 2019, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2019 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of approximately $49,000 for the year ended of December 31, 2019, and an accumulated deficit of approximately $3,340,000 as of December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Margate, Florida

April 14, 2020

RC-1, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS

Current assets
Cash	$50,106	$50,596
Prepaid rent	–	60,000
Note receivable - related party	50,000	–
Interest receivable - related party	892	–
Total current assets	100,998	110,596

Property and Equipment - net	7,157	43,526
Total long-term assets	7,157	43,526

Total Assets	$108,155	$154,122

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$29,668	$56,792
Accrued liabilities - related party	161,601	90,264
Line of credit, current portion	75,000	75,000
Line of credit to related parties	18,964	68,014
Accrued interest
Accrued interest payable	44,918	37,418
Accrued interest - line of credit to related parties	119,471	118,816
Total current liabilities	449,622	446,304

Line of credit to related parties, net of current portion	–	300
Total long-term liabilities	–	300

Total Liabilities	449,622	446,604

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.001 par value;190,000,000 shares authorized; 13,929,581 issued and outstanding	13,930	13,930
Additional paid in capital	2,865,024	2,865,024
Common stock issuable	120,000	120,000
Accumulated deficit	(3,340,421)	(3,291,436)
Stockholders' Deficit	(341,467)	(292,482)

Total Liabilities and Stockholders' Deficit	$108,155	$154,122

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

Revenues
Consulting fees	$–	$13,500
Consulting fees - related parties	110,508	150,000
	110,508	163,500

Race Expenses	–	10,274
Consulting - related parties	60,000	66,533
General and administrative	73,679	155,750
Professional fees	38,550	59,407
	172,229	291,964

Loss from operations	(61,721)	(128,464)

Other (expense) income:
Interest expense - unrelated parties	(7,500)	(7,500)
Interest expense - related parties	(656)	(11,081)
Interest income - related parties	892	4,917
Gain on sale of assets - related party	20,000	–
	12,736	(13,664)

Loss before income taxes	(48,985)	(142,128)

Income tax provision	–	–

Net loss	$(48,985)	$(142,128)

Net loss per share (basic and diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	13,929,581	13,929,581

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
		Amount	Additional	Common	Accumulated	Shareholders'
	Shares	($.0001 Par)	Paid in Capital	Stock Issuable	Deficit	Deficit

Balances at December 31, 2017	13,929,581	$13,930	$2,865,024	$120,000	$(3,149,308)	$(150,354)

Net loss					(142,128)	(142,128)

Balances at December 31, 2018	13,929,581	13,930	2,865,024	$120,000	(3,291,436)	(292,482)

Net loss					(48,985)	(48,985)

Balances at December 31, 2019	13,929,581	$13,930	$2,865,024	$120,000	$(3,340,421)	$(341,467)

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(48,985)	$(142,128)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,369	11,653
Non-cash rent expense	60,000	60,000
Gain on sale of assets	(20,000)

Changes in Operating Assets and Liabilities
Decrease in note receivable	–	75,000
(Increase) Decrease in interest receivable	(892)	4,145
(Decrease) Increase in accounts payable	(27,124)	17,713
Increase in accrued liabilities - related party	71,337	59,800
Increase in accrued interest - unrelated parties	7,500	7,500
Increase in accrued interest - related parties	655	11,081

Net cash provided by (used) in operating activities	48,860	104,764

Cash Flows From Investing Activities:
Purchase of assets	–	(11,013)

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	215,000	166,683
Payments on line of credit to related parties	(264,350)	(270,180)

Net cash provided by (used) in financing activities	(49,350)	(103,497)

Net Decrease in Cash	(490)	(9,746)

Cash At The Beginning of The Year	50,596	60,342

Cash At The End of The Year	$50,106	$50,596

Schedule Of Non-Cash Investing And Financing Activities
Asset sold for note receivable	$50,000	$–

Supplemental Disclosure
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2019 and 2018

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

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2019 and 2018 the Company determined that there was no impairment of long-lived assets.

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

The majority of revenues are from consulting services provided at events which range from one day to one week in length. The Company also earns revenues from entering their race cars into events whereby there is a money purse for finishing positions. The revenues from these events are recognized upon completion of the contracted services. In the event that the Company’s revenues are for services provided under contracts greater than one month in length, the contracts will be billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the performance obligations are met. Revenue will be recognized on these contracts in the period the services are provided under the contract. Expenses associated with providing the services are recognized in the period the services are provided which coincides with when the revenue is earned.

Income tax

The Company adopted section 740-10-25 of the FASB ASC (“Section 740-10-25”) with regards to the uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded on the financial statements.  Under section 740-10-25, the Company may recognize the tax benefits from the uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on the de-recognition, classification, interest and penalties on income taxes, accounting in the interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of section 740-10-25.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2019 and 2018, there were no unrecognized tax benefits.

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the years ended December 31, 2019 and 2018, there were no potentially dilutive shares outstanding.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2019 and 2018.

The Company has a concentration of credit risk note with a related party and majority shareholder. See Note 7 for further discussion of these sources.

Concentration of revenue sources

The Company has a concentration of revenue sources with companies owned and operated by the Company’s CEO. See Note 7 for further discussion of these sources.

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

Recent Accounting Pronouncements

The FASB issued ASC 842 related to the reporting of lease agreements effective for fiscal years beginning after December 15, 2018. This pronouncement requires the classification of leases into categories that define how they are reported on the balance sheet and statement of operations. Leases with terms of less than twelve months may be excluded from the provisions of ASC 842 at the election of the Company. The only lease arrangement of the Company terminated December 31, 2019 and is not subject to the provisions of ASC 842. The standard did not have a material impact on the Company’s financial statements as the Company’s only lease as of January 1, 2019 was for 12 remaining months.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

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

The loss from operations was $61,721 and the accumulated deficit was $3,340,421 for the year ended December 31, 2019. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the issuance date of this Report. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. PROPERTY & EQUIPMENT

Property & Equipment values recorded at cost are as follows:

	December 31, 2019	December 31, 2018

Racecars & Equipment	$11,013	$61,013
Less: Accumulated depreciation	(3,856)	(17,487)

Property & Equipment, net	$7,157	$43,526

Depreciation expense was $6,369 and $11,653 for the years the years ended December 31, 2019 and 2018, respectively. On June 1, 2019, the Company sold two racecars to a related party for $50,000.

NOTE 5. LINES OF CREDIT

	December 31, 2019	December 31, 2018
TVP Investments, LLC	$75,000	$75,000
Less: current portion	(75,000)	(75.000)
Long-term portion	$–	$–

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2023. As of December 31, 2019, and 2018, the Company had accrued interest on this line of credit in the amounts of $44,918 and $37,418, respectively. Interest expense of $7,500 was reported on the statement of operations for the years ended December 31 2019 and 2018.

The Company has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0% and a maturity date of July 2022. The balance due of this line of credit was zero as of December 31, 2019 and 2018.

NOTE 6. STOCKHOLDERS’ EQUITY

In January 2017, the Company entered into a 36-month warehouse lease with related party Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock valued at $180,000. Rent expense of $60,000 was reflected as rent expense on the statement of operations in each year. The agreement called for 400,000 shares to be issued and the $60,000 was considered prepaid December 31, 2018. In July 2017, 400,000 shares were issued. As of December 31, 2019, the remaining 800,000 shares valued at $120,000 have not been issued and are reported within stockholders deficit on the balance sheet. The lease agreement expired December 31, 2019 and was not renewed. See Note 7 for equity transactions with related parties.

NOTE 7. RELATED PARTY TRANSACTIONS

Consulting revenue from related parties

On February 15, 2019, the Company entered into a three-year contract to provide marketing and branding consulting services to a related party. The majority shareholder of the client is also a shareholder in the Company. Consulting fees recognized for the year ended December 31, 2019 was $110,508 and 2018 was $150,000.

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The agreement was extended for another three years on December 31, 2018. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. As of December 31, 2019, and 2018, the Company had an accrued liability balance due to this related party of $161,601 and $90,264, respectively.

Accrued liabilities to related parties

During race events, the Company charges various event related expenses to credit cards of the majority shareholder. These expenses are recorded as accounts payable to related parties at the time the charges are made and reimbursed at the conclusion of the event. The Company had a balance due of $11,801 and $264 as of December 31, 2019 and 2018, respectively.

Line of credit to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The line of credit bears interest at eight percent (8%) per annum with a maturity date of December 31, 2023. As of December 31, 2019, and 2018, the Company owed $18,964 and $68,014, respectively, in operating advances from this related party. As of December 31, 2019, and 2018, the Company had accrued interest on this line of credit in the amounts of $35,929 and $35,513, respectively. Interest expense of $614 and $7,289 was reported on the statement of operations for the years ended December 31, 2019 and 2018, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. On January 1, 2017 the line of credit was extended to $600,000. The line bears interest at 8% per annum and has a maturity date of August 1, 2020. This loan is collateralized by all of the property owned by the Company located in California. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of December 31, 2019, and 2018, the Company owed $300 and $600, respectively, in operating advances to this related party. As of December 31, 2019, and 2018, the Company had accrued interest on this line of credit in the amounts of $83,543 and $83,501, respectively. Interest expense of $42 and $3,792 was reported on the statement of operations for the years ended December 31, 2019 and 2018, respectively.

Note receivable – related party

On June 1, 2019, the Company sold two racecars to a related party for $50,000 resulting in a gain of $20,000. The racecars had been purchased from the same party in 2017. The interest rate on the note is 1% per annum and payments of $1,000 per month beginning August of 2019 and increasing to $4,778 per month in March 2020, with a final payment of $525 due in December of 2020.

NOTE 8. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2019	2018
Current tax provision:
Federal	$–	$–

Deferred tax provision (benefit):
Federal	(81,282)	(72,769)
Change in valuation allowance	81,282	72,769

Total provision for income tax	$–	$–

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three-year period. The tax effects of temporary that give rise to deferred tax assets and liabilities are summarized as follows at December 31:

	2019	2018
Deferred tax assets:
Operating losses	$51,925	$99,838
Accrued related party expenses	33,936	88,255
Accrued related party interest	25,089	24,916
Total deferred tax assets:	110,950	213,009

Deferred tax liabilities:
Depreciation differences	116	20,893
Total deferred tax liabilities	116	20,893

Net deferred tax asset	110,834	192,116
Less: valuation allowance	(110,834)	(192,116)
Net deferred income tax asset	$–	$–

At December 31, 2019 and 2018, the Company had net operating loss carryforwards of $1,587,593 and $1,668,875 respectively, of which approximately $1,500,000 begin to expire in 2029 and the remainder is carried forward indefinitely.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward policies) and the projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. Management records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely-than-not to be realized. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2019 and 2018 was approximately $(81,282) and $(71,769), respectively.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows at December 31:

	2019	2018

U.S. federal statutory tax rate	21.00%	34.00%
Change in valuation allowance	-21.00%	-34.00%
Total	0.00%	0.00%

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019, and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The state of Nevada does not impose an income tax on corporations. Tax years for 2014 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

NOTE 9. SUBSEQUENT EVENTS

On January 29, 2020 the company acquired a 2016 Audi IMSA sport car from Rick Ware Racing, LLC, a related party for $300,000. The seller and the Company agreed to lease back the Audi to Rick Ware Racing, LLC for a period of 24 months commencing February 15, 2020 requiring a monthly lease payment of $14,125 per month and the return and cancellation of common stock held by the lessee of 200,000 shares valued at $0.15 per share.

COVID-19

Management has concluded that the COVID-19 outbreak in 2020 may have a significant impact on business in general, but the potential impact on the Company is not currently measurable. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials. Management has not been able to measure the potential financial impact on the Company but will review commercial and federal financing options should the need arise.

