Form 10-Q
period 2020-03-31
RC-1, Inc.
filed 2020-05-15
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 12, 2020.

RC-1, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

RC-1, Inc.

BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2020	2019
ASSETS

Current assets
Cash	$49,590	$50,106
Note receivable – related party	42,360	50,000
Lease receivable – related party	153,826	–
Interest receivable – related parties	4,036	892
Total current assets	249,812	100,998

Long-term assets
Property and equipment - net	6,606	7,157
Lease receivable – related party – net of current portion	133,397	–
Total long-term assets	140,003	7,157

Total Assets	$389,815	$108,155

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$47,867	$29,668
Accrued liabilities - related party	176,335	161,601
Note payable – related party	141,790	–
Line of credit, current portion	75,000	75,000
Line of credit to related parties	5,897	18,964
Accrued interest payable	46,793	44,918
Accrued interest – related parties	124,279	119,471
Total current liabilities	617,961	449,622

Note payable, net of current portion	145,710	–
Total long-term liabilities	145,710	–

Total Liabilities	763,671	449,622

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 190,000,000 shares authorized; 13,929,581 shares issued and outstanding	13,930	13,930
Additional paid in capital	2,895,024	2,865,024
Common stock issuable	90,000	120,000
Accumulated deficit	(3,372,810)	(3,340,421)
Total Stockholders' Deficit	(373,856)	(341,467)

Total Liabilities and Stockholders' Deficit	$389,815	$108,155

The accompanying notes are an integral part of the condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenues
Consulting fees – related parties	$13,888	$24,668

Operating expenses:
Consulting - related parties	15,000	15,000
General and administrative	5,747	18,051
Professional fees	23,699	17,125
	44,446	50,176

Loss from operations	(30,558)	(25,508)

Other income (expense):
Interest expense – unrelated parties	(1,875)	(1,875)
Interest expense – related parties	(4,808)	(347)
Interest income – related parties	4,852	–
	(1,831)	(2,222)

Loss before provision for income tax	(32,389)	(27,730)
Provision for income tax	–	–

Net loss	$(32,389)	$(27,730)

Net loss per share (Basic and fully diluted)	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	13,929,581	13,929,581

* denotes a loss of less than $(.01) per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Additional	Common Stock
		Amount	Paid in	Issuable/	Accumulated	Stockholders'
	Shares	($.0001 Par)	Capital	Receivable	Deficit	Deficit

Balance December 31, 2018	13,929,581	$13,930	$2,865,024	$120,000	$(3,291,436)	$(292,482)

Net loss for the period	–	–	–	–	(27,730)	(27,730)

Balances March 31, 2019	13,929,581	$13,930	$2,865,024	$120,000	$(3,319,166)	$(320,212)

Balance December 31, 2019	13,929,581	$13,930	$2,865,024	$120,000	$(3,340,421)	$(341,467)

Shares to be cancelled at end of direct financing lease	–	–	30,000	(30,000)	–	–

Net loss for the period	–	–	–	–	(32,389)	(32,389)

Balances March 31, 2020	13,929,581	$13,930	$2,895,024	$90,000	$(3,372,810)	$(373,856)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net loss	$(32,389)	$(27,730)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	551	3,051
Non-cash rent expense	–	15,000

Changes in operating assets and liabilities
Decrease in lease receivable – related party	12,777	–
Increase in interest receivable – related parties	(3,144)	–
Increase (decrease) in accounts payable	14,734	(874)
Increase in accounts payable – related parties	18,199	26,950
Increase in accrued interest – unrelated parties	1,875	1,875
Increase in accrued interest – related party	4,808	346
Net cash provided by operating activities	17,411	18,618

Cash Flows From Investing Activities:
Purchase of asset for financing lease	(300,000)	–
Collections on notes receivable	7,640	–
Net cash used in investing activities	(292,360)	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	279,061	56,000
Proceeds from note payable to related parties	287,500	–
Payments on line of credit to related parties	(292,128)	(74,862)

Net cash (used in) provided by financing activities	274,433	(18,862)

Net Decrease In Cash	(516)	(244)

Cash At The Beginning Of The Period	50,106	50,596

Cash At The End Of The Period	$49,590	$50,352

Schedule of Non-Cash Investing and Financing Activities

Asset transferred in direct financing lease	$300,000	$–
Supplemental Disclosure
Cash paid for interest	$–	$–

Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

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

Interim Condensed Financial Statements

The accompanying condensed financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete condensed financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the SEC.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company has no cash equivalents. The Company maintains cash with a commercial bank that at times may exceed federally insured limits. The deposits are made with a reputable financial institution and the Company does not anticipate realizing any losses from these deposits.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5 year life for racecars and equipment, 7 years for furniture and fixtures.

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of its lease receivables, accounts payable, note payable (current portion), line of credit, accrued expenses, and other current liabilities approximate fair value due to the short-term maturities of these instruments.

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

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended March 31, 2020 and 2019 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 7.29% and 20.18% of the Company line of credit balances at March 31, 2020 and December 31, 2019, respectively. See Note 7 for further discussion of line of credit terms and relationships.

Concentration of revenue sources

The Company has a concentration of revenue sources with companies owned and operated by the Company’s CEO. See Note 9 for further discussion of these sources.

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

The loss from operations was $32,389 and the accumulated deficit was $3,372,810 as of and for the three months ended March 31, 2020. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a period of twelve months from the issuance date of this report. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	March 31, 2020	December 31, 2019

Simulation Rig	$11,013	$11,013
Less: Accumulated depreciation	(4,407)	(3,856)

Fixed assets, net	$6,606	$7,157

Depreciation expense was $551 and $3,051 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 5. NOTE RECEIVABLE – RELATED PARTY

On June 1, 2019, the Company sold two racecars to a related party for a $50,000 note receivable, resulting in a gain of $20,000. The interest rate on the note is 1% per annum and payments of $1,000 per month began August 2019 and increase to $4,778 per month in March 2020, with a final payment of $525 in December 2020. The balance of the note was $42,360 as of March 31, 2020 and December 31, 2019, respectively.

NOTE 6. LEASE RECEIVABLE – RELATED PARTY

On January 28, 2020, the Company purchased an Audi Sportscar from a related party for $300,000. On February 15, 2020, the Company leased the vehicle back to the same related party. The term of the lease is for 24 months with payments of $14,125 per month, with a purchase option at the end of the lease of $1,000. At the end of the lease, 200,000 shares of stock of the Company owned by the related party will be cancelled at a value of $.15 per share. In addition, the related party has the right to purchase the car for $1,000. The lease is classified as a direct financing lease under ASC 842. The present value of the lease payments, excluding the end of lease provisions, discounted at an interest rate of 12%, is $300,063 with an estimated residual value of approximately $24,000. The Company is using the actual cost of the vehicle as the initial value of the lease in accordance with ASC 842-30-55-17A. For the three months ended March 31, 2020, the company recorded $4,852 of interest income related to this lease.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2020	$141,250
2021	169,500
2022	14,125
Total lease payments receivable	324,875
Less deferred interest	(37,652)
Net investment in direct financing leases	287,223
Less current portion	(153,826)
Long-term lease receivable	$133,397

NOTE 7. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2019. As of March 31, 2020, and December 31, 2019, the balance of the line of credit was $75,000 for both periods. As of March 31, 2020, and December 31, 2019, the Company had accrued interest on this line of credit in the amounts of $46,793 and $44,918, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this line of credit.

NOTE 8. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are issued and outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $0.001 per share, of which 13,929,581 shares are issued and outstanding.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock (400,000 shares annually). As of December 31, 2019 and March 31, 2020, the remaining 800,000 shares valued at $120,000 have not been issued and are reported within stockholders deficit on the balance sheet. The lease agreement expired December 31, 2019 and was not renewed. See Note 9 for equity transactions with related parties.

There were no issuances of preferred or common stock during the three months ended March 31, 2020.

NOTE 9. RELATED PARTY TRANSACTIONS

Consulting expense to related parties

On December 31, 2018, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60 day notice. During the three months ended March 31, 2020 and 2019, the Company incurred related party consulting expense of $15,000, respectively for both periods. As of March 31, 2020, and December 31, 2019, the Company had an accrued payable balance due to this related party of $165,000 and $150,000, respectively.

Lines of credit – related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party General Pacific Partners, LLC owned and operated by the CEO and majority shareholder of the Company that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The outstanding indebtedness under the Line of Credit bears interest at eight percent (8%) per annum. As of March 31, 2020, and December 31, 2019, the Company owed $5,297 and $18,964, respectively, to this related party. As of March 31, 2020, and December 31, 2019, the Company had accrued interest on this line of credit in the amounts of $38,406 and $35,929, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party FinTekk AP, LLC owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of March 31, 2020, and December 31, 2019, the Company owed $600 respectively, to this related party. As of March 31, 2020, and December 31, 2019, the Company had accrued interest on this line of credit in the amounts of $83,555 and $83,543, respectively.

Note payable – related party

On March 6, 2020, the Company borrowed $287,500 from a related party. The term of the note is 36 months with payments of $14,055 per month commencing April 6, 2020 including interest at 12%. Payments will continue until the note is paid in full. The Company had accrued interest at March 31, 2020 is $2,318 and a balance of $287,500.

NOTE 10. SUBSEQUENT EVENTS

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

Going Concern

As of March 31, 2020, RC-1, Inc. had an accumulated deficit of $3,372,810, and a working capital deficiency of $368,149. These factors raise substantial doubt about our ability to continue as a going concern.

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

Expected management estimates for the cost of operating the business through March 31, 2020 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At March 31, 2020, the company had cash of $49,590.

Result of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

The Company recognized $13,888 in related party consulting revenue during the three months ended March 31, 2020 and $24,668 in consulting revenue for the same period in 2019. The Company did not recognize any racing event related revenue due to the fact that most of the racing events scheduled occur after June of each year.

Operating Expenses

For the three months ended March 31, 2020 operating expenses were $44,446 compared to $50,176 in 2019 for a decrease of $5,730. The decrease is due to a decrease in general and administrative fees to $5,747 from $18,051 for a difference of $12,304.

Interest and Financing Costs

Interest expense was $6,683 for the three months ended March 31, 2020 compared to $2,222 in the three months ended March 31, 2019. The increase in the interest expense was related directly to an increase in the overall debt of the company.

Net Loss

The Company incurred losses of $32,389 in the three months ended March 31, 2020 compared to $27,730 during the three months ended March 31, 2019, due to the factors discussed above. The increase in the net loss for the period was due to a decrease in revenues for the period ended March 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $49,590 in cash at March 31, 2020 with a working capital deficit of $368,149. As of December 31, 2019, the Company had cash of $50,106 with a working capital deficit of $348,624.

Cash Flows for the three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

Operating activities

During the three months ended March 31, 2020, there was cash provided of $17,411 from operating activities compared to $18,618 provided during the three months ended March 31, 2019, a decrease of $1,207 was due to a reduction in accounts payable to related parties for the period.

Investing activities

We used $292,360 of cash flow in investing activities during the three months ended March 31, 2020 compared to no cash flow during the same period in 2019. The cash paid was used to finance the purchase of the asset subsequently leased to a related party.

Financing activities

During the three months ended March 31, 2020, $274,433 was provided from financing activities compared to $18,862 used in financing activities during the three months ended March 31, 2019, an increase of $293,295. The increase is due to the financing of an asset purchased in the first quarter of 2020.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2020, the Company had no senior securities issued and outstanding.

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

May 15, 2020

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

