Form 10-Q
period 2020-06-30
RC-1, Inc.
filed 2020-08-14
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on August 14, 2020.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current assets
Cash	$44,503	$50,106
Note Receivable, related party	34,375	50,000
Lease Receivable, related party	158,700	–
Interest receivable, related party	2,669	892
Total current assets	240,247	100,998

Property and equipment, net	6,055	7,157
Lease Receivable - related party (net of current portion)	95,071	–
Total long-term assets	101,126	7,157

Total Assets	$341,373	$108,155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$38,217	$29,668
Accrued liabilities - related party	170,799	161,601
Note payable – related party	146,086	–
Line of credit, current portion	75,000	75,000
Line of credit to related parties	50,835	18,964
Accrued interest payable – line of credit	48,668	44,918
Accrued interest – related parties	83,795	119,471
Total current liabilities	613,400	449,622

Note payable – related party, net of current portion	107,537	–
Total long-term liabilities	107,537	–

Total Liabilities	720,937	449,622

Stockholders’ Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value; 190,000,000 shares authorized; 13,929,581 shares issued and outstanding	13,930	13,930
Additional paid in capital	2,895,024	2,865,024
Common stock issuable	90,000	120,000
Accumulated deficit	(3,378,518)	(3,340,421)
Total Stockholders' Deficit	(379,564)	(341,467)

Total Liabilities and Stockholders' Deficit	$341,373	$108,155

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Revenues
Consulting fees	$20,832	$27,780	$34,720	$52,448

Operating expenses:
Consulting - related parties	15,000	15,000	30,000	30,000
General and administrative	581	22,231	6,328	40,281
Professional fees	11,350	6,425	35,050	23,550
	26,931	43,656	71,378	93,831

Operating income (loss)	(6,099)	(15,876)	(36,658)	(41,383)

Other income (expense):
Interest expense – unrelated parties	(1,875)	(1,875)	(3,750)	(3,750)
Interest expense – related parties	(6,209)	(219)	(11,017)	(566)
Interest income – related parties	8,475	–	13,328	–
Gain on sale of assets - related party	–	20,000	–	20,000
Net other income (expense)	391	17,906	(1,439)	15,684

Net Income (Loss) Before Taxes	(5,708)	2,030	(38,097)	(25,699)

Provision for income tax	–	–	–	–

Net income (loss)	$(5,708)	$2,030	(38,097)	(25,699)

Net income (loss) per share (basic and diluted)	$(0.00)*	$0.00 *	(0.00)*	(0.00)

Weighted average number of common shares outstanding, basic and diluted	13,929,581	13,929,581	13,929,581	13,929,581

* denotes income (loss) per share of less than one cent per share.

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Three and Six Months Ended June 30, 2020 and 2019

(UNAUDITED)

	Common Stock		Additional	Common
		Amount	Paid in	Stock	Accumulated	Shareholders'
	Shares	($.0001 Par)	Capital	Issuable	Deficit	Deficit

Balances at December 31, 2018	13,929,581	$13,930	$2,865,024	$120,000	$(3,291,436)	$(292,482)

Net loss	–	–	–	–	(27,730)	(27,730)

Balances at March 31, 2019	13,929,581	13,930	2,865,024	$120,000	(3,319,166)	(320,212)

Net income	–	–	–	–	2,030	2,030

Balances at June 30, 2019	13,929,581	$13,930	$2,865,024	$120,000	$(3,317,136)	$(318,182)

Balances at December 31, 2019	13,929,581	$13,930	$2,865,024	$120,000	$(3,340,421)	$(341,467)

Shares to be cancelled at end of direct financing lease	–	–	30,000	(30,000)	–	–

Net loss	–	–	–	–	(32,389)	(32,389)

Balances at March 31, 2020	13,929,581	13,930	2,895,024	90,000	(3,372,810)	(373,856)

Net income	–	–	–	–	(5,708)	(5,708)

Balances at June 30, 2020	13,929,581	$13,930	$2,895,024	$90,000	$(3,378,518)	$(379,564)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash Flows From Operating Activities:
Net loss	$(38,097)	$(25,699)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,102	5,267
Non-cash rent expense	–	30,000
Gain on sale of assets	–	(20,000)

Changes in operating assets and liabilities
Decrease in lease receivable – related party	46,229	–
Increase in interest receivable – related parties	(1,777)	–
Increase (Decrease) in accounts payable	8,549	(12,124)
Increase in accounts payable – related parties	9,198	29,736
Increase in accrued interest – unrelated parties	3,750	3,750
(Decrease) Increase in accrued interest – related parties	(35,676)	565
Net cash (used in) provided by operating activities	(6,722)	11,495

Cash Flows From Investing Activities:
Purchase of asset for financing lease	$(300,000)	$–
Collections on notes receivable	15,625	–
Net cash used in investing activities	(284,375)	–

Cash Flows From Financing Activities:
Proceeds from line of credit from related party	343,746	123,500
Proceeds from note payable to related party	253,623	–
Repayments on line of credit from related party	(311,875)	(146,076)
Net cash (used in) provided by financing activities	285,494	(22,576)

Net Decrease In Cash	(5,603)	(11,081)

Cash At The Beginning Of The Period	50,106	50,596

Cash At The End Of The Period	$44,503	$39,515

Schedule of Non-Cash Investing And Financing Activities
Assets sold for note receivable	$–	$50,000

Asset transferred in direct financing lease	$300,000	$–

Supplemental Disclosure
Cash paid for interest	$46,694	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

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

Interim Condensed Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete condensed financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the SEC on April 14, 2020.

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

Revenue recognition

The Company adopted ASC 606 “Revenue from Contracts with Customers” on January 1, 2018, using the modified retrospective method, which did not have a material impact on the timing and amount of product revenues.

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

The majority of revenues are from consulting services provided at events which range from one day to one week in length. The Company also earns revenues from entering their race cars into events whereby there is a money purse for finishing positions. The revenues from these events are recognized at a point when the performance obligation is met. In the event that the Company’s revenues are for services provided under contracts greater than one month in length, the contracts will be billed in total at the onset of the contact period, and to the extent that billings exceed revenue earned, the Company will record such amount as deferred revenue until the performance obligations is met. Revenue will be recognized on these contracts in the period the services are provided under the contract. Expenses associated with providing the services are recognized in the period the services are provided which coincides with when the revenue is earned.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three and six months ended June 30, 2020 and 2019 there were no potentially dilutive shares.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 37.88% and 07% of the Company line of credit balances at June 30, 2020 and December 31, 2019, respectively. See Note 7 for further discussion of line of credit terms and relationships.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of June 30, 2020, the Company has an accumulated deficit of $3,378,518 and negative working capital of $373,153. For the six months ended June 30, 2020, the Company had a net loss of $38,097 and a net cash outflow from operating activities of $6,722. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment values recorded at cost are as follows:

	June 30, 2020	December 31, 2019

Race cars	$11,013	$11,013
Less: Accumulated depreciation	(4,958)	(3,856)

Property and equipment, net	$6,055	$7,157

Depreciation expense for the three and six months ended June 30, 2020 and 2019 were $551 and $2,216 respectively and $1,102 and $5,267 respectively.

On June 1, 2019, the Company sold two racecars for $50,000 recognizing a gain of $20,000. (The racecars were purchased from the same party in 2017).

NOTE 5. NOTE RECEIVABLE

On June 1, 2019, the Company sold two racecars to a related party for a $50,000 note receivable, resulting in a gain of $20,000. The interest rate on the note is 1% per annum and payments of $1,000 per month began August 2019 and increase to $4,778 per month in March 2020, with a final payment of $525 in December 2020. Effective April 1, 2020, the repayment terms were amended due to disruption caused by the COVID-19 outbreak. Payments of $1,350 will be due after each event in the NASCAR race schedule which consists of 36 events ending in November 2020. The balance of the note was $34,375 and $50,000 as of June 30, 2020 and December 31, 2019, respectively

NOTE 6. LEASE RECEIVABLE – RELATED PARTY

On January 28,2020, the Company purchased an Audi Sportscar from a related party for $300,000. On February 15, 2020, the Company leased the vehicle back to the same related party. The term of the lease is for 24 months with payments of $14,125 per month. At the end of the lease, 200,000 shares of stock of the Company owned by the related party will be cancelled at a value of $.15 per share. In addition, the related party has the right to purchase the car for $1,000. The lease is classified as a financing lease under ASC 842. The present value of the lease payments, excluding the end of lease provisions, discounted at an interest rate of 12%, is $300,063. The Company is using the actual cost of the vehicle as the initial value of the lease in accordance with ASC 842-30-55-17A.

The undiscounted cash flow principal payments for the remaining term of the lease will be as follows:

2020 (remainder of year)	$98,875
2021	169,500
2022	14,125
Total	282,710
Less deferred interest	(28,939)
Less current portion	(158,700)
Long-term lease receivable	$95,071

NOTE 7. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, and a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2023. As of June 30, 2020, and December 31, 2019, the balance of the line of credit was $75,000. As of June 30, 2020, and December 31, 2019, the Company had accrued interest on this line of credit in the amounts of $48,668 and $44,918, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this Line.

NOTE 8. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $.001 per share, of which 13,929,581 shares are issued and outstanding as of June 30, 2020.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware, payable in 1,200,000 shares of the Company’s common stock. As of June 30, 2020, 400,000 shares had been issued under this agreement.

There were no issuances of preferred or common stock during the three and six months ended June 30, 2020.

NOTE 9. RELATED PARTY TRANSACTIONS

Consulting revenue from related parties

On February 15, 2019, the Company entered into a three-year contract to provide marketing and branding consulting services to a related party. The majority shareholder of the client is also a shareholder in the Company. Consulting revenue recognized for the three and six months ended June 30, 2020 and 2019 was $20,832 and $34,720, and $27,780 and $52,448, respectively.

Consulting expense to related parties

On December 31, 2018, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder, to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. During each of the three and six months ended June 30, 2020 and 2019, the Company incurred related party consulting expense of $15,000 and $30,000, respectively. As of June 30, 2020, and December 31, 2019, the Company had an accrued payable balance due to this related party of $159,713 and $150,000, respectively.

Lines of credit to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of June 30, 2020, and December 31, 2019, the Company owed $50,235 and $18,364, respectively, on the line of credit to this related party. As of June 30, 2020, and December 31, 2019, the Company had accrued interest on this line of credit in the amounts of $228 and $35,929, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of June 30, 2020, and December 31, 2019, the Company owed $600 under this line of credit to this related party. As of June 30, 2020, and December 31, 2019, the Company had accrued interest of $83,567 and $83,542, respectively.

Notes payable – related party

On March 6, 2020, the Company borrowed $287,500 from a related party. The term of the note is 36 months with payments of $14,055 per month commencing April 6, 2020 including interest at 12%. Payments will continue until the note is paid in full. The Company had a balance due at June 30, 2020 of $253,623. Interest expense of $8,288 has been paid.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of June 30, 2020, and December 31, 2019, the amount due to the shareholder was $11,086 and $11,601, respectively, and is reflected in accounts payable – related parties on the balance sheet.

NOTE 10. SUBSEQUENT EVENTS

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

Going Concern

As of June 30, 2020, RC-1, Inc. had an accumulated deficit of $3,378,518, and a working capital deficiency of $373,153. These factors raise substantial doubt about our ability to continue as a going concern.

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

Management estimates the cost of operating the business through June 30, 2021 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $60,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $10,000 for parts, $50,000 for engine and transmission leases. $50,000 for fuels and tires; $15,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At June 30, 2020, the company had cash of $44,503.

Result of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

The Company recognized $20,832 in revenue during the three months ended June 30, 2020 and $27,780 in revenue for the same period in 2019. The revenue was from consulting revenue from one client and was delayed due to the Chinese Corona virus outbreak and temporary business closures during the period.

Operating Expenses

For the three months ended June 30, 2020 operating expenses were $26,931 compared to $43,656 in 2019 for a decrease of $16,725 . The decrease is due to a decrease in general and administrative expenses.

Interest and Financing Costs

Interest was $391 for the three months ended June 30, 2020 compared to $17,906 in the three months ended June 30, 2019. The decrease in the interest expense was related directly to a reduction in related party debt. .

Net Loss

The Company incurred net loss of $5,708 in the three months ended June 30, 2020 compared to net income of $2,030 during the three months ended June 30, 2019. This loss for the quarter was primarily due to the temporary closure of the business of our primary client due to the Chinese Corona virus.

Result of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

The Company recognized $34,720 in revenue during the six months ended June 30, 2020 and $52,448 in revenue for the same period in 2019. The reduction in revenue for the quarter was due to the affects of the Chinese Corona virus with our primary consulting client.

Operating Expenses

For the six months ended June 30, 2020 operating expenses were $71,378 compared to $93,831 in 2019 for a decrease of $22,453. The decrease is due to a decrease in general and administrative fees to $6,328 from $40,281 for a difference of $33,953.

Interest and Financing Costs

Interest expense, net was $1,439 for the six months ended June 30, 2020 compared to interest income, net of $15,684 in the six months ended June 30, 2019. The increase in the interest expense was related to payments made for the reduction of related party debt, offset by interest income of $13,328.

Net Loss

The Company incurred losses of $38,097 in the six months ended June 30, 2020 compared to $25,699 during the six months ended June 30, 2019, due to the temporary closure of the business of our primary consulting client.

LIQUIDITY AND CAPITAL RESOURCES

The company had $44,503 in cash at June 2020, with a working capital deficit of $373,153. As of December 31, 2019, the Company had cash of $50,106 with a working capital deficit of $348,624.

Cash Flows for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019.

Operating activities

During the six months ended June 30, 2020, we used $6,722 in cash from operating activities compared to cash provided of $11,495 during the six months ended June 30, 2019, a difference of $18,217. The decrease between the two periods was largely due to an increase in net loss.

Investing activities

We used $284,375 in cash flow in investing activities during the six months ended June 30, 2020 compared to no cash flow in investing activities for the same period in 2019. The increase in cash used in investing activities was the purchase of an asset subsequently used in a direct financing lease.

Financing activities with Related Parties

During the six months ended June 30, 2020, we generated $285,494 from financing activities compared to using $22,576 during the six months ended June 30, 2019, an increase of $308,070. This increase was due to the vehicle acquisition of an asset related to future on- track portion of our business.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2020

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

