Form 10-Q
period 2020-09-30
RC-1, Inc.
filed 2020-11-17
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number 333-210960

RC-1, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1449268
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

218 Raceway Dr.,

Mooresville, NC 28117

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

There were 13,929,581 shares of the registrant’s common stock, $0.001 par value per share, outstanding on November 12, 2020.

RC-1, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

RC-1, Inc.

CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS

Current assets
Cash	$45,064	$50,106
Note receivable - related party	16,886	50,000
Interest receivable - related parties	–	892
Total current assets	61,950	100,998

Property and equipment - net	5,505	7,157
Total long-term assets	5,505	7,157

Total Assets	$67,455	$108,155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$39,417	$29,668
Accrued liabilities - related party	136,799	161,601
Line of credit	75,000	75,000
Line of credit from related parties	45,188	18,964
Accrued interest payable	50,543	44,918
Accrued interest - related parties	83,707	119,471
Total current liabilities	430,654	449,622

Total Liabilities	430,654	449,622

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.001 par value; 190,000,000 shares authorized; 13,929,581 issued and outstanding	13,930	13,930
Additional paid in capital	2,895,024	2,865,024
Common stock issuable	90,000	120,000
Accumulated deficit	(3,362,153)	(3,340,421)
Total Stockholders' Deficit	(363,199)	(341,467)

Total Liabilities and Stockholders' Deficit	$67,455	$108,155

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenues
Consulting fees - related parties	$45,136	$35,836	$79,856	$88,284
Consulting fees - unrelated parties	5,000	–	5,000	–
	50,136	35,836	84,856	88,284

Operating expenses:
Consulting to related parties	16,350	15,000	46,350	45,000
General and administrative	3,791	16,506	10,119	56,787
Professional fees	9,700	5,800	44,750	29,350
	29,841	37,306	101,219	131,137

Operating income (loss)	20,295	(1,470)	(16,363)	(42,853)

Other income (expense):
Interest expense - unrelated parties	(1,875)	(1,875)	(5,625)	(5,625)
Interest expense - related parties	(5,543)	(69)	(16,560)	(635)
Interest income - related parties	3,488	–	16,816	–
Gain on sale of assets - related party	–	–	–	20,000
	(3,930)	(1,944)	(5,369)	13,740

Net Income (Loss) Before Taxes	16,365	(3,414)	(21,732)	(29,113)

Income Tax Provision	–	–	–	–

Net Income (Loss)	$16,365	$(3,414)	$(21,732)	$(29,113)

Net Income (Loss) per share
- Basic	$0.00 *	$(0.00)*	$(0.00)*	$(0.00)
- Diluted	$0.00 *	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding
- Basic	13,929,581	13,929,581	13,929,581	13,929,581
- Diluted	14,529,581	13,929,581	13,929,581	13,929,581

* denotes income (loss) if less than one cent per share

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional	Common Stock
		Amount	Paid in	Issuable/	Accumulated	Shareholders'
	Shares	($.001 Par)	Capital	Receivable	Deficit	Deficit

Balances at December 31, 2018	13,929,581	$13,930	$2,865,024	$120,000	$(3,291,436)	$(292,482)

Net loss for the period	–	–	–	–	(27,730)	(27,730)

Balances at March 31, 2019	13,929,581	13,930	2,865,024	120,000	(3,319,166)	(320,212)

Net income for the period	–	–	–	–	2,030	2,030

Balances June 30, 2019	13,929,581	13,930	2,865,024	120,000	(3,317,136)	(318,182)

Net loss for the period	–	–	–	–	(3,414)	(3,414)

Balances September 30, 2019	13,929,581	$13,930	$2,865,024	$120,000	$(3,320,550)	$(321,596)

Balances at December 31, 2019	13,929,581	$13,930	$2,865,024	$120,000	$(3,340,421)	$(341,467)

Shares to be cancelled at end of direct financing lease	–	–	30,000	(30,000)	–	–

Net loss for the period	–	–	–	–	(32,389)	(32,389)

Balances at March 31, 2020	13,929,581	13,930	2,895,024	90,000	(3,372,810)	(373,856)

Net loss for the period	–	–	–	–	(5,708)	(5,708)

Balances June 30, 2020	13,929,581	13,930	2,895,024	90,000	(3,378,518)	(379,564)

Net income for the period	–	–	–	–	16,365	16,365

Balances September 30, 2020	13,929,581	$13,930	$2,895,024	$90,000	$(3,362,153)	$(363,199)

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(21,732)	$(29,113)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	1,652	5,818
Non-cash rent expense	–	45,000
Gain on sale of assets	–	(20,000)

Changes in Operating Assets and Liabilities
Decrease in lease receivable - related party	300,000	–
Decrease in interest receivable - related parties	892	–
Increase (Decrease) in accounts payable	9,749	(19,325)
(Increase) Decrease in accrued liabilities - related parties	(24,802)	56,594
Increase in accrued interest payable	5,625	5,625
(Decrease) Increase in accrued interest - related parties	(35,764)	634

Net cash provided by operating activities	235,620	45,233

Cash Flows From Investing Activities:
Purchase of asset for financing lease	(300,000)	–
Collections on notes receivable	33,114	–

Net cash used in investing activities	(266,886)	–

Cash Flows From Financing Activities:
Proceeds from line of credit from related parties	396,746	165,000
Proceeds from note payable to related parties	287,500	–
Payments on note payable to related parties	(287,500)	–
Payments on line of credit from related parties	(370,522)	(220,769)
Net cash provided by (used in) financing activities	26,224	(55,769)

Net Decrease in Cash	(5,042)	(10,536)

Cash At The Beginning of The Year	50,106	50,596

Cash At The End of The Year	$45,064	$40,060

Schedule Of Non-Cash Investing And Financing Activities

Asset transferred in direct financing lease	$300,000	$–
Assets sold for note receivable	$–	$50,000

Supplemental Disclosure
Cash paid for interest	$46,694	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the unaudited condensed financial statements.

RC-1, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

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

Interim Condensed Financial Statements

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete condensed financial statements. In our opinion the condensed financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the condensed financial statements not misleading. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. For more complete financial information, these unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the SEC.

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

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the three months ended September 30, 2020, there were 600,000 potentially dilutive shares. For the nine months ended September 30, 2020 and 2019, 600,000 shares of common stock issuable are considered anti-dilutive.

Accounting for Leases

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842). effective for fiscal year beginning after December 15, 2018. ASU 2016-02 requires the recognition of lease assets and lease liabilities on the balance sheet for leases classified as operating, direct financing or sales type leases. The Company adopted the provisions of ASC 842 for the year ended December 31, 2019. Prior to 2019, the Company had no leases which required retroactive application.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting and the occasional sale of racecars, but does not separate sales from different activities into operating segments.

Concentrations of debt financing

The Company has line of credit agreements with companies owned and operated by the Company’s CEO and majority shareholder. Outstanding principal on these lines of credit account for 30.6% and 20.18% of the Company line of credit balances at September 30, 2020 and December 31, 2019, respectively. See Note 7 for further discussion of line of credit terms and relationships.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of September 30, 2020, the Company has an accumulated deficit of $3,362,153 and negative working capital of $368,704. For the nine months ended September 30, 2020, the Company had a net loss of $21,732. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment values recorded at cost are as follows:

	September 30, 2020	December 31, 2019

Simulation rig	$11,013	$11,013
Less: Accumulated depreciation	(5,508)	(3,856)

Property and equipment, net	$5,505	$7,157

Depreciation expense for the three and nine months ended September 30, 2020 and 2019 were $550 and $1,652 respectively and $551 and $5,818 respectively.

On June 1, 2019, the Company sold two racecars for $50,000 recognizing a gain of $20,000. (The racecars were purchased from the same party in 2017).

NOTE 5. NOTE RECEIVABLE – RELATED PARTY

On June 1, 2019, the Company sold two racecars to a related party for a $50,000 note receivable, resulting in a gain of $20,000. The interest rate on the note is 1% per annum and payments of $1,000 per month began August 2019 and increase to $4,778 per month in March 2020, with a final payment of $525 in December 2020. Effective April 1, 2020, the repayment terms were amended due to disruption caused by the COVID-19 outbreak. Payments of $1,350 will be due after each event in the NASCAR race schedule which consists of 36 events ending in November 2020. The balance of the note was $16,886 and $50,000 as of September 30, 2020 and December 31, 2019, respectively.

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

On August 11, 2020, the lessee paid the remaining balance of the lease obligation of $245,811. The 200,000 shares of stock had not been formally cancelled as of September 30, 2020.

NOTE 7. LINES OF CREDIT

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, and a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2023. As of September 30, 2020, and December 31, 2019, the balance of the line of credit was $75,000. As of September 30, 2020, and December 31, 2019, the Company had accrued interest on this line of credit in the amounts of $50,543 and $44,918, respectively.

The Company also has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0%. No amounts have been drawn on this Line.

NOTE 8. STOCKHOLDERS’ EQUITY

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding.

There are 190,000,000 shares of common stock authorized with a par value of $.001 per share, of which 13,929,581 shares are issued and outstanding as at September 30, 2020.

In January 2017, the Company entered into a 36-month warehouse lease with Rick Ware, payable in 1,200,000 shares of the Company’s common stock. As of September 30, 2020, 400,000 shares had been issued under this agreement.

There were no issuances of preferred or common stock during the three and nine months ended September 30, 2020.

NOTE 9. RELATED PARTY TRANSACTIONS

Consulting revenue from related parties

On February 15, 2019, the Company entered into a three-year contract to provide marketing and branding consulting services to a related party. The majority shareholder of the client is also a shareholder in the Company. Consulting revenue recognized for the three and nine months ended September 30, 2020 and 2019 was $45,136 and $79,856, and $35,836 and $88,284, respectively.

Consulting expense to related parties

On December 31, 2018, the Company extended for three years a previous consulting agreement with General Pacific Partners, LLC a company owned and operated by the CEO and majority shareholder, to provide consulting services in the motor sports marketing industry. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. During each of the three and nine months ended September 30, 2020 and 2019, the Company incurred related party consulting expense of $16,350 and $15,000 and $46,350 and $45,000, respectively. As of September 30, 2020, and December 31, 2019, the Company had an accrued payable balance due to this related party of $125,863 and $150,000, respectively.

Lines of credit to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The loan bears interest at eight percent (8%) per annum. As of September 30, 2020, and December 31, 2019, the Company owed $44,588 and $18,364, respectively, on the line of credit to this related party. As of September 30, 2020, and December 31, 2019, the Company had accrued interest on this line of credit in the amounts of $129 and $35,929, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of September 30, 2020, and December 31, 2019, the Company owed $600 under this line of credit to this related party. As of September 30, 2020, and December 31, 2019, the Company had accrued interest of $83,578 and $83,542, respectively.

Notes payable – related party

On March 6, 2020, the Company borrowed $287,500 from a related party. The term of the note is 36 months with payments of $14,055 per month commencing April 6, 2020 including interest at 12%. On August 11, 2020, the loan was repaid in full. Interest expense of $13,690 has been paid.

Expense reimbursements

The majority shareholder of the Company pays certain ongoing operating costs from personal funds and is periodically reimbursed. As of September 30, 2020, and December 31, 2019, the amount due to the shareholder was $10,936 and $11,601, respectively, and is reflected in accrued liabilities – related parties on the balance sheet.

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

Our revenues, to date, has been derived from consulting fees . Revenue is recognized on an accrual basis as earned under contract terms.

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a 5 year life for racecars and equipment, 7 years for furniture and fixtures.

Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the periods ending September 30, 2020 and December 31, 2019 no impairment losses were recognized.

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

Going Concern

As of September 30, 2020, RC-1, Inc. had an accumulated deficit of $3,362,153, and a working capital deficiency of $368,704. These factors raise substantial doubt about our ability to continue as a going concern.

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

Expected management estimates for the cost of operating the business through September 30, 2021 will require additional capital of up to Three Hundred Thousand dollars ($300,000) consisting of: $20,000 for registration and licenses required for entry in sanctioned racing events; $20,000 for travel and lodging; $20,000 for marketing and branding; $30,000 for legal and accounting; $15,000 for engineers and consultants; $15,000 for parts, $90,000 for engine and transmission leases. $50,000 for fuels and tires; $10,000 for racecar transport and travel; $20,000 for debt service of all Company notes payable; and $10,000 in airfare and rental cars.

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

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At September 30, 2020, the Company had cash of approximately $45,000.

Result of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

The Company recognized $50,136 in related party revenue during the three months ended September 30, 2020 and $35,836 revenue for the same period in 2019. The Company recognized $5,000 consulting revenue from unrelated parties in the three months ended September 30, 2020. The Company did not recognize any racing event related revenue. The increase in revenue for the quarter was due to an increase in contracted consulting revenue.

Operating Expenses

For the three months ended September 30, 2020 operating expenses were $29,841 compared to $37,306 in 2019 for a decrease of $7,465. The decrease is due to a decrease in general and administrative expenses,

Interest and Financing Costs

Interest was $7,418 for the three months ended September 30, 2020 compared to $1,944 in the three months ended September 30, 2019. The increase in the interest expense was related directly to an increase in the overall debt of the company. The Company recognized interest income of $3,488 related to notes and lease receivables.

Net Loss

The Company incurred income of $16,365 in the three months ended September 30, 2020 compared to a loss of $3,414 during the three months ended September 30, 2019, due to the factors discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

The Company recognized $84,856 in revenue during the nine months ended September 30, 2020 and $88,284 revenue for the same period in 2019. The Company did not recognize any racing event related revenue. The decrease in revenue for the quarter was due to an decrease in contracted consulting revenue.

Operating Expenses

For the nine months ended September 30, 2020 operating expenses were $101,219 compared to $131,137 in 2019 for a decrease of $29,918. The decrease is due to a decrease in general and administrative expenses to $10,119 from $56,787.

Interest and Financing Costs

Interest expense was $22,185 for the nine months ended September 30, 2020 compared to $6,260 in the nine months ended September 30, 2019. The increase in the interest expense was related directly to an increase in the overall debt of the company. The Company recognized interest revenue of $16,816 for the nine months ended September 30, 2020 related to financing leases initiated in 2020. In addition, the Company recorded a $20,000 gain on the sale of racecars to a related party in 2019.

Net Loss

The Company incurred losses of $21,732 in the nine months ended September 30, 2020 compared to $29,113 during the nine months ended September 30, 2019, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $45,064 in cash at September 30, 2020 with a working capital deficit of $368,704. As of December 31, 2019, the Company had cash of $50,106 with a working capital deficit of $348,624.

Cash Flows for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019.

Operating activities

During the nine months ended September 30, 2020, we were provided with $235,620 in cash from operating activities compared to $45,233 in cash provided during the nine months ended September 30, 2019, an increase of $190,387. The increase was due to an increase in accounts payable and a decrease in payment of lease receivable.

Investing activities

We used $266,886 in cash in investing activities during the nine months ended September 30, 2020 compared to $0 during the nine months ended September 30, 2019, due to the purchase of an asset for a finance lease.

Financing activities with Related Parties

During the nine months ended September 30, 2020, we were provided $26,224 in cash from financing activities compared to using $55,769 during the nine months ended September 30, 2019. The increase was due to an increase in monies received from our line of credit.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2020, there were no sale of shares of the Company's common stock.

ITEM 3. Default Upon Senior Securities

During the three months ended September 30, 2020, the Company had no senior securities issued and outstanding.

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

November 17, 2020

By: /s/ Kevin O'Connell

Kevin O'Connell

Chief Executive Officer

