Form 10-K
period 2020-12-31
RC-1, Inc.
filed 2021-04-15
CIK 1665598

(Table of Contents)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-210960

RC-1, INC.

(Exact name of Registrant as specified in its charter)

Nevada	26-1449268
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 S. State Street SuiteS103 Newtown, PA	18940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: Phone: (760) 230-1617

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

As at June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $696,500.

On April 14, 2021, the registrant had 95,856,664 shares of Common Stock issued and outstanding.

TABLE OF CONTENTS

TO THE ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” “intend”, “project” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

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

ii

PART I

ITEM 1 – BUSINESS

History

The Company was organized in 2007 as R-Course Promotions, LLC, a California limited liability company, which in 2009 was merged with and into RC-1, Inc., a Nevada corporation (the “Company”). The Company has been engaged since its inception in various aspects of the motorsports industry (the “Motorsports Business”). The Company made a fundamental shift effective February 22, 2021 when it consummated a transaction under a Share Exchange Agreement (the “Share Exchange Agreement”) with The Home Integrator Holdings, LLC, a Delaware limited liability company (“Hi Solutions”).

Hi Solutions was formed in January 2020 to deliver technology solutions to the home and small business markets, which we refer to as the “DomesTECH” market. DomesTECH solutions enable smarter homes and a smarter work-from-home workforce by connecting and integrating technologies to achieve greater reliability, speed, security, and harmony.

The Company intends to implement its focus on the DomesTECH market by:

•	acquiring independently owned home and small business technology integration companies across the United States (the “Rollup Program”):

•	define and implement best practices and core systems within its acquired companies to improve their operating performance and enable them to place greater focus on the customer and incremental growth;

•	drive organic growth through enhanced marketing, new business partnerships, and the development and introduction of new services and technologies across our expanding geographic footprint; and

•	provide comprehensive training and career development programs and company-wide equity incentives as part of an intense focus on building a distinct company culture.

We plan to acquire companies in our Rollup Program by issuing shares of our Common Stock in exchange for the equity securities of the owners of the acquired companies. We believe that the issuance of our Common Stock will be attractive to such owners, and that as holders of our Common Stock, these owners, many of whom will also be the senior managers of the acquired companies, will be aligned to continue in the employ of the Company and are incentivized to create additional value for our stockholders.

Pursuant to the Share Exchange Agreement:

•	the Hi Members exchanged all of the membership interests of Hi Solutions for a total of 90,000,000 shares of our Common Stock, including 4,210,526 shares of Common Stock reserved for issuance upon the exercise of stock options, representing 90% of our issued and outstanding shares of our Common Stock as calculated on a fully-diluted basis;

•	Hi Solutions became a wholly owned subsidiary of the Company;

•	the executive management team of Hi Solutions has become the executive management team of the Company;

•	a new board has been elected by the Company; and

•	Kevin O’Connell has resigned as our President and Chief Executive Officer and a Director.

Business

Background of the Business

We have created the term “DomesTECH” to represent those technologies that are implemented in the home and small business environments. Our DomesTECH solutions are delivered to enable smarter homes and a smarter work-from-home workforce by connecting and integrating these technologies to achieve greater reliability, speed, security, and harmony. Hi Solutions was formed to operate as a holding company within the DomesTECH market, and completed its first acquisition within its Rollup Program when it acquired The Home Integrator of the Delaware Valley, LLC, a Delaware limited liability company (“Hi Delaware Valley”) effective November 30, 2020. Hi Delaware Valley was formed in January 2020, commenced its business in June 2020 and is now a wholly-owned subsidiary of Hi Solutions.

Industry Background

We believe the proliferation of new technology for the home market has outpaced the ability of many people to properly utilize it. This trend has intensified over the past decade as adoption of internet-connected devices within the home has exploded, with deliveries of these devices rising from the low millions to approximately two billion annually from 2010 through 2020. These items include security systems, doorbells, lighting, window covering controls, speakers, wireless systems, phones, networks, stereo and video systems, HVAC, energy storage systems, and many others. This has created an environment characterized by increased fragmentation, complexity, lack of interoperability, security risks and frustration as homeowners struggle to realize the value of their investment and properly utilize the underlying and often powerful capabilities incorporated within these technologies.

At the same time, the home has become the most important area of our lives. We see it as the “Operating Platform for Life” and the new operating system for our lives. This is not just where you eat and sleep, it is where you work and learn and play and get entertained and see your doctor, practice faith, celebrate, socialize and work out for fitness. As a result, people are rethinking their homes and have new demands for their homes. They have made massive shifts in behavior both at the corporate level and at the individual employee level. These shifts have required many things, but at the core of the demand are accelerated and totally new requirements for advanced technology solutions to what we call the Home Operating Platform (“HOP”). There is no national service/solutions provider today that is dedicated to the home to support the demands of the digital work from home lifestyle and install, manage, and service the HOP. The landscape largely consists of small home technology integration companies, and large organizations like ADP and Comcast that only service a segment of this market.

We have experienced an acceleration in the technology world – in demand and usage and adoption - as it relates to the home. The global home automation market was $45.8 billion in 2017. By 2025, according to Fortune Business Insights, it will reach $114 billion. We believe this market will encompass more and other areas of the technology ecosystem as the home becomes the new mission control center for commerce and education.

The demand for solutions to everything “home related” has been a growing trend driven by growth in interconnected digital/smart homes, smart fitness and the internet of things. The need and demand for increased bandwidth, advanced home security technology, smart “everything” …smart utility meters, smart lights, smart automobiles, smart watches, smart communication devices, smart appliances, smart homes has exploded to over 30 billion “smart” devices. The shock caused by COVID-19 has driven this demand into hyper-drive. We believe we have experienced a tectonic shift in behavior that has changed the landscape of our lives and our behaviors. For many the office is now optional, and yet the need for teleconferencing such as Zoom Meetings – and everyone in the company being able to participate in such – is mandatory for a substantial portion of the working public. This has also forced senior management to rethink their future demand and budget for physical office space. Prior to the outbreak of COVID-19, approximately five percent of the workforce worked primarily from their home office. The pandemic increased this total to more than fifty percent, and research indicates that post-pandemic, this percentage will remain at twenty-five percent or more, and a majority of people will continue to work in a hybrid home/business office modality.

The Hi Solution

Hi Solutions reside at the core of this shift in demand bringing best of breed technology solutions to the home, creating and enabling an efficient, integrated, highly functional, easily understandable technology platform into the home in a single point of home technology management. Our solutions are designed for home-based professionals and learners, for tech enthusiasts and entrepreneurs, for gamers, wellness mavens, and specially for anyone who has more than one of those under their roof. We provide the consultation, design, procurement and installation of the required components of the HOP we deliver. We are also developing a proprietary AI-powered virtual “chief technology officer” application through which we monitor health and performance of the installed systems, while delivering real-time alerts and updates as well as on-demand education and support.

Competition

We compete with a wide range of firms in the DomesTECH industry. Competitors include much larger companies with more widespread name recognition such as ADT, Geek Squad, and Vivant, that provide some of the same products and services that we seek to provide to this marketplace. We also face competition from custom home installation and integration companies which are estimated to total over [16,000] firms across the United States. Our ability to successfully compete will be dependent on our ability to offer a range of services and customer experience that meet or exceed those offered by the specialized and national firms with competitive pricing and a high level of customer care and service. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants, including other companies such as Bravas that may attempt to create a national presence through acquisition or otherwise.

Facilities

We lease 840 square feet of office space located in Newtown, Pennsylvania pursuant to a lease expiring in April 2022 to serve as a corporate headquarters. We expect to have physical locations in each region in which we acquire companies as part of our Rollup Program. In addition, we anticipate that many of our corporate personnel including our executive team will utilize their home offices as their principal location to deliver services for the Company.

Employees

As of March 31, 2021, we had five full-time employees consisting of our management team and two full-time employees of our wholly owned subsidiary, Hi Delaware Valley. We will hire additional full-time employees when we believe it is appropriate based on both the growth of our business and our available financial resources. We also use independent contractors to perform work for us on an as needed basis, such as marketing and technology development. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our employees to be good.

Capital Requirements

We believe that revenues generated by the companies we intend to acquire through our Rollup Program will eventually generate sufficient cash flow to fund our operating requirements. We intend to raise additional capital to support our operating requirements until such time that we acquire a sufficient number of companies to provide positive cash flow from operations and to fund our technology development and working capital requirements. Prior to the consummation of the transactions under the Share Exchange Agreement, Hi Solutions raised $550,000 through the sale of membership units in an offering exempt from registration under Regulation D of the Securities Act. We estimate that we will need to raise a minimum of $1.5 million of additional equity capital in 2021 to execute our business plan. There can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations.

Motorsports Business

Our motorsports company which was organized to participate in “Road Racing” motorsports events organized by several motorsports sanctioning bodies such as The National Association for Stock Car Auto Racing ("NASCAR"), and The International Motorsports Association ("IMSA") and the Sports Car Vintage Racing Association (SVRA).  In 2018, the Company expanded its motorsports services in NASCAR to perform consulting services to teams and team owners related to sponsorship discussion and marketing materials, negotiations and direct marketing with activation strategies for consumer-based products and services. Substantially all of our revenues for the years ended December 31, 2019 and 2020 were generated from consulting services, and we did not participate in any motorsports events in either year. To the extent we will generate any revenues in the motorsports business in the foreseeable future it will be from consulting activities. We intend to make a strategic decision later in 2021 as to whether it is advisable to make a larger investment in the motorsports business.

Revenues

For the year ended December 31, 2020 we had revenue of $125,635 from related party consulting and had no purse winnings from competition. We incurred a loss of $15,301 which represented a decrease of $33,684 from a loss of $48,985 for the year ended December 31, 2019. We had revenues of $130,635 and $110,508 for the years ended December 31, 2020 and 2019, respectively.

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

Lines of Credit

On October 1, 2009 General Pacific Partners, LLC ("GPP") one of our principal shareholders, that is wholly owned and managed by Kevin O'Connell, our former President and Chief Executive Officer, established a Line of Credit of $600,000 due on demand. The Line of Credit carries annual interest at 8%. As of December 31, 2020, a total of $55,000 had been drawn on this Line of Credit, which subsequent to the 2020 year-end is no longer available to the Company.

On August 1, 2013, DEVCAP Partners, LLC, (“DEVCAP”) a Texas limited liability company that was wholly owned and managed by Kevin O'Connell, established a Line of Credit for the Company of $300,000 which was later increased to $600,000. DEVCAP assigned its interest in this line of credit to FinTekk AP, LLC, a company also controlled by Mr. O’Connell, effective January 1, 2020. At December 31, 2020, a total of $600 had been drawn on this line of credit, which is no longer available to the Company.

On October 15, 2012 TVP Investments, LLC established a Line of Credit of $500,000. TVP Investments, LLC is a Georgia limited liability company. As of December 31, 2020, we had drawn $75,000 of principal on this Line of Credit and had accrued and unpaid interest of $52,418. The terms of this Line of Credit contain annualized interest of 10%, quarterly interest payments and matured on December 31, 2020.

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

We have a limited operating history

Our DomesTECH business is in the development stage with no history of earnings or profits and no assurance of a profitable future. We have made commitments to our management team, product development and operating activities based on the assumption that our Rollup Program will produce sufficient revenues to support these commitments and attract additional equity capital to fund any shortfalls in revenue necessary to cover our expenses and investment activities. As a result of this limited operating history and uncertain timing of when acquisitions will be completed, if at all, and the financial profile of any companies acquired, it is difficult to accurately forecast our potential revenue and expenses.

We estimate that for the 12 months ending March 31, 2022, the cost of operating our business will require additional capital of a minimum of $1.5 million and there can be no assurance that any or all of that additional capital will be available to the Company.

We are an emerging-stage company

As an emerging-stage company, we are subject to risks, expenses and difficulties associated with implementing our objectives that are not typically encountered by more mature companies. We have based our spending and investment decisions based on our operating plans, estimates of future revenues from our operations and availability of additional equity capital. Operating results are difficult to forecast because they generally depend on a variety of factors, many of which are outside our control. Factors such as the sales and customer service performance of our acquired companies will affect the Company’s future revenue streams. We may not accurately predict our costs for operating the business, and amount and timing of available investment funding. We may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfalls in revenues. If this occurs and we are also unable to raise additional equity capital our company could become insolvent and be forced to cease our operations.

Relying on acquisitions for growth is risky

Growth through acquisitions is risky. We are reliant on achieving significant revenue growth through acquisitions to cover our expense commitments. There are many factors that will have a direct outcome on our ability to successfully grow through acquisition, including the:

•	availability of a qualified pool of acquisition candidates;

•	ability to effectively conduct due diligence as to the quality of the assets acquired and true existence and the exact nature of the debts assumed,

•	ability to effectively negotiate the purchase terms for these acquisitions,

•	retention of the key personnel necessary for the acquired company to perform after the consummation of the acquisition, and

•	integration of operational and financial systems of the acquired company with those of the Company.

Our inability to manage these items may impair our ability to effectively grow our company and generate the revenues and profitability we anticipate and need to achieve to become a viable company.

We may not be successful in acquiring companies for our Common Stock

We intend to acquire companies in our Rollup Program by issuing shares of our Common Stock in exchange for the equity securities held by the owners of the acquired companies. To the extent such owners are reluctant to accept our shares of Common Stock we may be forced to pay for all or a part of the acquisition price in cash or debt securities or be unable to acquire these companies. If we are required to pay cash or issue debt securities, then we will be forced to raise additional capital to purchase these companies which may not be available to us on acceptable terms if at all. The inability to issue Common Stock in our Rollup Program may slow down the growth of our company.

We may not be able to properly manage growth.

The Company may experience a period of rapid growth which may place a significant strain on our management, administrative, and operational personnel. The Company’s success will then depend upon our management’s ability to manage growth effectively. We will need to identify, hire and retain additional personnel to manage this growth. If we are unsuccessful in hiring, training, managing and integrating such personnel, or if this personnel is ineffective in performing their responsibilities, our operating results will be materially and adversely impacted.

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

We are highly dependent on our senior management team.

The Company relies heavily on the expertise, experience, and continued services of its executive management team. The loss of the services of any one of these individuals would adversely impact our ability to meet our objectives. Even if we were able to replace any such person with another resource of comparable skill and experience, we believe the delay caused by finding such replacement will materially harm our prospects. The Company has only committed to retain John E. Parker, our President and Chief Executive Officer, in these capacities through December 31, 2021. If Mr. Parker is not retained after such date, the Company may experience significantly higher expenses in running its Rollup Program and incurred in reporting and compliance as a public company. The death or loss of any the members of our management team would have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance on any members of our management team.

Our existing principal stockholders exercise control of our Company.

Michael T. Moe, our Executive Chairman, and John E. Parker, our President, Chief Executive and Director, collectively own 40.9% of our outstanding Common Stock providing them substantial influence on the outcome of the election of directors and other matters submitted to stockholders for approval. Together with St. Michaels Ventures which owns 23.5% of our outstanding Common Stock, Messrs. Moe and Parker would be able to determine the outcome of the election of directors and other matters submitted to stockholders for approval. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. Our business plans estimate that we will need to raise two million dollars in additional capital to fund our operations through March 31, 2022 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

We face significant competition.

We compete with a wide range of firms in the DomesTECH industry. Competitors include much larger companies with more widespread name recognition such as ADT, Geek Squad, and Vivant, that provide some of the same products and services that we seek to provide to this marketplace. We also face competition from [home integrators] which are estimated to total over 16,000 firms across the United States. Our ability to successfully compete will be dependent on our ability to offer a range of services and customer experience that meet or exceed those offered by the specialized and national firms with competitive pricing and a high level of customer care and service. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants, including other companies that may attempt to create a national presence through acquisition or otherwise. There can be no assurance that we will be able to compete successfully.

We have additional costs for being a small, public reporting company.

We are a fully reporting and publicly traded company, and as such, incur additional non-operating costs associated with being a public company. We must significantly grow our revenues to justify incurring these public company expenses. If we are unable to achieve this growth, we will be at a cost disadvantage relative to competitors that do not carry these costs burdens and will need to raise additional equity capital to continue our operations.

The insurance coverage that we purchase may prove to be inadequate.

The liability, property, business interruption and other insurance policies that we will carry to cover insurable risks to our company and our properties may not be sufficient. We will select the types of insurance, the limits and the deductibles based on our specific risk profile, the cost of the insurance coverage versus its perceived benefit and general industry standards. Our insurance policies will contain industry standard exclusions for certain events. Our insurance may prove to be inadequate, which could materially and adversely impact our business, financial condition and results of operations.

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

Because we do not intend to pay any dividends on our Common Stock, investors seeking dividend income or liquidity should not purchase our Common Stock.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our Common Stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our Common Stock for the foreseeable future.

Sales of a substantial number of shares of our Common Stock into the public market by selling stockholders may result in significant downward pressure on the price of our Common Stock and may affect the ability of our stockholders to realize any trading price of our Common Stock when and if a trading market develops for our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market could cause a reduction in the market price of our Common Stock, when and if such market develops. We have issued a total of 85,789,484 shares of our Common Stock to the former members of Hi Solutions, and expected to issue a materially large number of additional shares of our Common Stock to third parties as part of our Rollup Program. The shares issued to the Hi Members, and future shares issued in the Rollup Program, will be considered “restricted” and subject to various holding periods and other rules relating to the sale in the public market. In addition, shares issued in our Rollup Program will be subject to similar restrictions and limitations, and may also be subject to contract “lockup provisions” which further restict the amount and timing of when shares of Common Stock may be sold in the public market. However, as these restrictions, limitations and lockup periods, expire, a substantial number of our shares of Common Stock which have been issued may be available for immediate resale when and if a market develops for our Common Stock, which could have an adverse effect on the price of our Common Stock. As a result of any such decreases in price of our Common Stock, purchasers who acquire shares of our Common Stock may lose some or all of their investment.

Any significant downward pressure on the price of our Common Stock as the selling stockholders sell the shares of our Common Stock, or the prospect of such shares could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our Common Stock.

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

Because the Company has elected to take advantage of the extended time periods for compliance with new or revised accounting standards provided for under Section 102(b) of the JOBS Act, among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. Even when the Company no longer qualifies as an emerging growth company, as long as the Company qualifies as a “smaller reporting company”, the Company’s independent registered public accounting firm will not be required to attest to the effectiveness of the company’s internal control over financial reporting. As a result, investor confidence in the Company and the market price of its Common Stock may be adversely affected.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – DESCRIPTION OF PROPERTIES

We lease 840 square feet of office space located in Newtown, Pennsylvania pursuant to a lease expiring in April 2022 to serve as a corporate headquarters. We expect to have physical locations in each region in which we acquire companies as part of our Rollup Program. In addition, we anticipate that many of our personnel including our executive team will utilize their home offices as their principal location to deliver services for the Company.

ITEM 3 – LEGAL PROCEEDINGS

We are not a party to any legal proceedings. We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock qualified for quotation on the OTCQB in February 2017, under the symbol “HIAI”. No trades of our Common Stock have occurred through the facilities of the OTCQB. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions

There can be no assurance that a significant active trading market in our Common Stock will develop, or if such a market develops, that it will be sustained.

January 1, 2019 – December 31, 2020	0.15	0.15

_______________

* Represents quoted prices but not actual trades.

Recent Sales of Unregistered Securities.

No unregistered securities were sold during the twelve months ended December 31, 2020.

Pursuant to the terms of the Share Exchange Agreement, the Company issued 85,789,784 shares of Common Stock and reserved for issuance an additional 4,210,506 shares of Common Stock upon the exercise of stock options in exchange for 100% of the membership interests of Hi Solutions.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Re-Purchase of Equity Securities.

On January 29, 2020 the Company acquired a 2016 Audi IMSA sport car from Rick Ware Racing, LLC (“RW Racing”) for $300,000. The Company agreed to lease back the Audi to RW Racing for a period of 24 months commencing February 15, 2020. The terms of this lease include monthly lease payment of $14,125 per month payable to the Company and the return and cancellation of 200,000 shares of Common Stock held by RW Racing.

Dividends.

No dividends have been declared or paid during the twelve months ended December 31, 2020 or 2019.

ITEM 6 – SELECTED FINANCIAL DATA

As a “smaller reporting company’ as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

We are a small auto competition and event management business that has participated primarily in NASCAR and IMSA sanctioned events. We have utilized our racecars to provide marketing and branding services to client advertisers desiring to use our racecars to market their product or service by having our vehicles carry their corporate brand. We have conducted limited operations to date.

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

Plan of Operations

RC-1, Inc. (the “Company”), was incorporated in the State of Nevada on May 14, 2009. The Company has been a motorsports marketing business focused primary in road racing events in North America utilizing NASCAR type competition equipment. The Company has been considered to be in the development stage and has generated only limited revenues from its activities in the racing business. The Company has determined to exit the racing business.

Going Concern

As of December 31, 2020, the Company had an accumulated deficit of $3,355,722 and negative working capital of $361,722. These factors have raised substantial doubt about our ability to continue as a going concern if we continue to engage in the Motorsports business.

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues

In the years ended December 31, 2020 and 2019, we had revenues in the amounts of $130,635 and $110,508 respectively, which was an increase of $20,127. The Company earned all of its $110,508 in revenues in 2019 from related party NASCAR consulting services. In 2020, revenue of $125,635 was earned for consulting fees from related parties and $5,000 consulting fees from unrelated parties. The Company provided consulting services to a race team competing in NASCAR race events. Revenue increased in 2020 due to an increase in related party and unrelated party consulting fees for the period.

Operating Expenses.

Consulting to related parties

For the year ended December 31, 2020, consulting to related parties increased to $61,350 as compared to $60,000 from the prior year ended December 31, 2019 which was an increase of $1,350.

General and Administrative Expense

For the year ended December 31, 2020, general and administrative expenses decreased to $10,795 as compared to $73,679 from the prior year ended December 31, 2019 which was a decrease of $62,884.

Professional Fees

Professional fees for the year ended December 31, 2020 were $66,517 compared to $38,550 for the period ended December 31, 2019.

Other Income (Expense)

For the year ended December 31, 2020, net other expense decreased to $7,274 as compared to income of $12,736 for the year ended December 31, 2019, a decrease of $20,010.

Net Loss

Our net loss from operations decreased to $15,301 for the year ended December 31, 2020, from $48,985 for the year ended December 31, 2019 due to the items noted above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2020, and December 31, 2019:

	December 31, 2020	December 31, 2019	$ Change	Percent Change
Working Capital	$(361,722)	$(348,624)	13,098	4%
Cash	$55,075	$50,106	4,969)	10%
Total current assets	$55,075	$100,998	(45,923)	-45%
Total assets	$60,029	$108,155	(47,575)	-44%
Accounts payable	$46,685	$29,668	17,017	-57%
Accrued Liabilities	$103,337	$161,601	(58,264)	-36%
Related Party Interest Payable	$83,757	$119,471	(35,714)	-30%
Non-Related Party Interest Payable	$52,418	$44,918	7,500	17%
Line of Credit	$75,000	$75,000	–	0%
Line of credit to related parties	$55,600	$18,964	36,636	193%
Total current liabilities	$416,797	$449,622	(32,825)	-7%
Total liabilities	$416,797	$449,622	(32,825)	-7%

Our working capital deficit increased by $13,098 from December 31, 2019 to December 31, 2020 mainly from additional related party debt and accrued interest on said related party debt. The Company’s assets decreased from $108,155 as of December 31, 2019 to $60,029 as of December 31, 2020 mainly due to the collection of a note receivable in 2019 and amortization of prepaid rent.

Operating Activities

Net cash provided by continuing operating activities during 2020 was $218,333 as compared to $48,860 provided in fiscal 2019. This was due primarily to the collection of a lease receivable from a related party.

Investing Activities

There was $250,000 cash used in investing activities during 2020 as compared to no cash used in 2019. The increase is due to the purchase of a leased asset partially offset by the collection of a note receivable.

Financing Activities

For the year ended December 31, 2020, net cash provided by financing activities was $36,636 which consisted of $466,246 in proceeds and repayments of $429,610 of related party debt. For the year ended December 31, 2019, net cash used by financing activities was $49,350 which consisted of net proceeds of $215,000 from line of credit, and $264,350 in repayments from related party debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $55,075 in cash at December 31, 2020 with a working capital deficit of $361,722. As of December 31, 2019, the Company had cash of $50,106 with a working capital deficit of $348,624.

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

Prior management of the Company conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO II Framework"). Based on their assessment in accordance with the criteria in the COSO II Framework, our prior management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

Current management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in the Company's internal control over financial reporting and intends to address and remedy these weaknesses in 2021.

Control Environment

Inadequate Policies and Procedures: Based on prior management's review of key accounting policies and procedures, such management determined that such policies and procedures were inadequate as of December 31, 2020. Prior management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2020 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions, although we intend to address this in 2021.

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We currently have not established an audit committee although we expect to form an audit committee in 2021.

Control Activities

Testing of Internal Controls: The Company's accounting staff has been relatively small, and the Company has not had all the required infrastructure for meeting the demands of being a U.S. publicly reporting company. As a result, prior management has identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Prior management has expressed its belief that there are entity level controls that are effective within our key business processes. However, certain of these processes could not be formally tested because of lack of documentation and/or process design details.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officer

Name	Age	Position (1)
Michael T. Moe	57	Executive Chairman of the Board

John E. Parker	57	President, Chief Executive Officer and Director (2)

Michael J. Newell	37	Executive Vice President of Strategy and Business Development (3)

John J. Ford	54	Executive Vice President of Sales and Business Development (3)

Anita Rehman		Director

(1) Mr. Moe became Executive Chairman of the Board on February 22, 2021. His term of office as a director shall continue until the next Company's annual meeting of shareholders, and the annual meeting of directors, respectively.

(2) Mr. Parker became President and Chief Executive Officer on February 22, 2021. His term of office as a director shall continue until the next Company's annual meeting of shareholders, and the annual meeting of directors, respectively.

(3) Mr. Newell became Executive Vice President of Strategy and Business Development on February 22, 2021.

(4) Mr. Ford became Executive Vice President of Sales and Business Development on May 8, 2021.

(5) Ms. Rehman became a Director on February 22, 2021. Her term of office as a director shall continue until the next Company's annual meeting of shareholders, and the annual meeting of directors, respectively.

Michael T. Moe is a co-founder of Hi Solutions and the Executive Chairman of the Company’s Board. Mr. Moe is currently the Chief Executive Officer and a Director of Class Acceleration Corp., a newly organized blank check company incorporated in Delaware whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities, focused on identifying a prospective target business in education technology. Since November 2010, Mr. Moe is the founder and CEO of GSV Asset Management (GSV), a growth focused investment platform based in Silicon Valley. Mr. Moe is an advisor to and on the Investment Committee of the GSV Ventures fund, a fund investing in the emerging education technology sector. GSV Ventures has invested in companies such as Coursera, Course Hero, Photomath, and Guild Education. He is also the co-founder of the ASU GSV Summit conference, a conference in the education sector. Prior to GSV, from June 2001 to September 2008, Mr. Moe was the co-founder and CEO of ThinkEquity Partners LLC, a growth focused investment firm. From 1998 to 2001, he was head of global growth research at Merrill Lynch and was voted to be on the Institutional All American Research Team and named “Best on the Street” by the Wall Street Journal. Mr. Moe is a board member at SharesPost, Whittle Schools, OzyMedia, BookClub.com, a board observer at Coursera and Class Dojo, an advisor to TAL Education Group and Arizona State University. Since 2020, Mr. Moe is also chairman of the Center for Education. Since April 2020, he is also the founder of GSV University and GSV MBA, an accredited graduate program for entrepreneurs. Mr. Moe is the author of two books, “Finding the Next Starbucks” and “The Global Silicon Valley Handbook”, and co-author of “The Mission Corporation”. Mr. Moe holds a B.A. in Political Science and Economics from the University of Minnesota. Mr. Moe also holds a Chartered Financial Analyst (CFA) designation. We believe that Mr. Moe is well qualified to serve as a director due to his extensive investment and advisory experience.

John E. Parker is a co-founder of Hi Solutions, and served as a member of its Board of Managers since January 2020 and President and Chief Executive Officer since September 30, 2020. Mr. Parker will continue in these capacities with the Company. Since 2008, Mr. Parker has been a Managing Member of GenCounsel, LLC, a business services platform that also supported Mr. Parker’s legal and business advisory practice representing primarily technology growth companies where he also often performed senior management roles. Mr. Parker’s has principally focused on debt and equity capital transactions, mergers and acquisitions, technology licensing, business partnerships, governance, and strategic advisory services throughout his executive and legal career. Mr. Parker also served as President and a Director of Keystone NAP, LLC, a data center developer from 2013-2017, and as a Director of MAPay, LLC, a financial technology firm headquartered in the US and Bermuda focused on global healthcare payments since 2017. From 2000-2007, Mr. Parker served as an executive officer, including as President, Chief Financial Officer and General Counsel, of AirClic, Inc., an award-winning software-as-a-service firm during Mr. Parker’s tenure. Prior thereto, Mr. Parker was a corporate attorney from 1992 through 2000, principally with Morgan, Lewis and Bockius, LLP where he led many public and private securities offerings and mergers and acquisition transactions. Prior to becoming an attorney, Mr. Parker was a corporate banking officer with a large predecessor bank to Wells Fargo. Mr. Parker holds a B.A. in Economics from Dickinson College, and a Juris Doctor from the Villanova University Charles Widger School of Law. We believe that Mr. Parker is well qualified to serve as our CEO and as a director based on his overall management and leadership track record with growth companies, experience in mergers and acquisitions and in building executive teams, financial background, and familiarity with the rules and regulations applicable to a public company.

Michael J. Newell has served as the Executive Vice President of Strategy and Business Development of Hi Solutions since November 2020 and will continue in that capacity with the Company.  From April 2019 until joining Hi Solutions, Mr. Newell was a Director of Retail for Lutron Electronics, a premier lighting control and smart home company.  Mr. Newell was responsible for the retail strategy of the e-commerce division, primarily focused on expanding Lutron’s retail footprint through new partnerships and improved online branding.  Prior to joining Lutron, Mr. Newell was employed by Amazon.com from July 2014 through January 2018 in a variety of roles.  Most notably, he was a general manager over a number of business units within the Sports, Pets and Home Innovation categories.  In these roles, Mr. Newell had full P&L responsibility, managed vendor relationships, and owned strategic vision for growth of the individual business units.  Mr. Newell also served as a Sales Executive with Amazon Advertising from February 2018 to March 2019.  As a lead Sales Executive, he managed high priority relationships with top brands in the Consumer Electronics industry, helping them to improve their brand positioning through digital and traditional marketing initiatives. Previous to his tenure at Amazon, Mr. Newell previously served as a Tax Consultant with Deloitte Tax LLC from 2006 to 2012, and as a Finance Intern with Verizon in 2013. Mr. Newell holds a B.A. in Business Administration and a MS in Accountancy from the University of Notre Dame and an MBA from Cornell SC Johnson School of Business.

John Ford 54, is a capital investor in Hi Solutions and has served as the Executive Vice President of Sales and Business Development of the Company since March 2021. From June 2017 until joining Hi Solutions, Mr. Ford was employed by New Relic, the market leader in Software Analytics, as an Enterprise Account Executive in Philadelphia, managing New Relic’s largest Enterprise customers. Prior to 2017, John was the founding Sales Director in the Mid-Atlantic Region for Pivotal Software, a start-up software company that was formed by extracting various solutions from EMC, GreenPlumb and VMware. Mr. Ford’s charter was to build and manage the Northeast Region. In November 2013, Mr. Ford joined eSentire, a Cyber Security software start-up from Toronto, as the first Sales Director in the USA. Mr. Ford also served in various sales roles with Sun Microsystems and Oracle. Mr. Ford holds a B.A. in Marketing from Drexel University where he served as Vice President of Drexel’s Marketing Association in 1986 and its President in 1987 and 1988.

Anita Rehman 50, has been the Chief of Staff of Global Silicon Valley, and Chief Executive Officer of GSV Bootcamp since 2020. From 2017 through 2019, Ms. Rehman served as an independent investment professional, advising on strategy and conducting deal analysis and diligence for several groups, including Tophatter, a family office, and Vikasa, LLC, an advisory services and investment firm that deploys new technologies into India and other emerging markets where she was also a venture partner. In these roles, Ms. Rehman evaluated early to growth stage deals in the consumer technology, software and energy sectors; performed investment analysis including market analysis, competitive research, and financial analysis to determine whether to make investments in companies; and defined business operations processes and pricing strategy at a startup building a platform for influencers and niche brands. From 2013 through 2016, Ms. Rehman was the founder and Chief Executive Officer of Phiren, Inc., a San Francisco-based online retail brand serving the plus size women’s market. From 2008 through 2012, Ms. Rehman served as an investment professional for Vantage Point Capital Partners, an investment firm based in San Francisco that provided investment capital to growth stage companies in the consumer and enterprise technology and energy sectors. From 1995 through 2004, Ms. Rehman was employed by KPMG Consulting, most recently as a Senior Manager. Ms. Rehman holds a B.S. in Electronics and Communications from the Manipal Institute of Technology, an M.S. in Electrical Engineering from Stanford University and an MBA from The Wharton School of the University of Pennsylvania. We believe that Ms. Rehman is well qualified to serve as a director due to her extensive strategy and financial experience in the technology industry and overall management experience.

The Company does not currently maintain a Code of Ethics that applies to the its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted a Code of Ethics due to its stats as an emerging growth stage company, although it does intend to adopt a Code of Ethics in 2021.

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

The Company does not intend to pay employee directors a separate fee for their services.

The following table summarized our executive compensation for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	All Other Compensation ($)
Kevin P. O'Connell*	2020 2019	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Rayna Austin*	2020 2019	-0- -0-	-0- -0-	-0- -0-	-0- -0-

•	As of February 22, 2021, Mr O’Connell and Ms. Austin resigned as officers of the Company.

Director Independence

We believe Michael T. Moe and Anita Rehman each qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his or her family members has engaged in various types of business dealings with us.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the issued and outstanding shares of our Common Stock as of the date of this Annual Report by the following persons:

1.	Each person who is known to be the beneficial owner five percent (5%) or more of our issued and outstanding shares of Common Stock;

2.	Each of our Directors and executive Officers; and

3.	All of our Directors and Officers as a group

Name	No. of Shares Owned	% of Stock Outstanding
Michael T. Moe	22,526,316	23.5
St. Michaels Ventures, LLC	22,526,316	23.5
Pineville Partners I, LLC (1)	16,631,579	17.4
Kevin O’Connell (2)	7,101,529	7.4
Patrick Mattucci (3)	5,052,632	5.3
Charles DeVault (4)	5,052,632	5.3
Directors and Officers as a Group	39,157,895	40.1%

(1)	John E. Parker is the managing member and owner of 70% of the membership units of Pineville Partners 1, LLC
(2)	Kevin O’Connell and the majority shareholder of:
a. General Pacific Partners, LLC, which owns 6,200,000 shares of Common Stock
b. Fintekk AP, LLC, which owns 1,901,529 shares of Common Stock
(3)	Patrick Mattucci and Charles DeVault are co-founders of The Home Integrator of the Delaware Valley, LLC, a Delaware limited liability company and subsidiary of the Company.

Long Term Incentive Awards

Option Grants in Last Fiscal Year

We did not award options to our executive officers in 2020 and 2019 under any incentive plans.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

There have been no option exercises by our executive officers from inception to December 31, 2020.

Employment Contract and Termination of Employment Agreements

The Company has executed employment agreements with the following executive officers:

•	John E. Parker providing for a term ending December 31, 2021. The employment agreement automatically renews for one-year periods unless either party provides notice of termination by November 1st of each year. The employment provides for an annual salary of $180,000, provision of health and dental insurance and participation in bonus and incentive plans to the extent created by the Board of Directors. Seventy five percent (75%) of Mr. Parker’s shares of Common Stock may be clawed back by the Company if his employment is terminated for cause, and fifty percent (50%) of Mr. Parker’s shares of Common Stock may be clawed back by the Company if he resigns from his employment with the Company. These rights to clawback automatically terminates upon a change in control of the Company.

•	Michael J. Newell providing for a term ending October 15, 2023. The employment agreement automatically renews for one-year periods unless either party provides notice of termination by August 15th of each year. The employment provides for an annual salary of $180,000, provision of health and dental insurance and participation in bonus and incentive plans to the extent created by the Board of Directors. Mr. Newell was also granted a Stock Option providing for him the ability to purchase up to 4,210,526 shares of our Common Stock at an exercise price of $0.02 per share that vests as to 25% of these shares on an annual basis on December 1, 2022, 2023, 2024 and 2025. Vesting of these shares automatically accelerates upon a change in control of the Company.

•	John Ford providing for a term ending March 8, 2023. The employment agreement automatically renews for one-year periods unless either party provides notice of termination by January 7th of each year. The employment provides for an annual salary of $125,000, provision of health and dental insurance and participation in bonus and incentive plans to the extent created by the Board of Directors. Mr. Ford’s base salary will increase by $25,000 effective upon the receipt of equity capital by the Company totaling $1.0 million and by an additional $25,000 effective upon the receipt of equity capital by the Company totaling $2.0 million. Mr. Ford was also granted a Stock Option providing for him the ability to purchase up to 2,873,684 shares of our Common Stock at an exercise price of $0.08 per share that vests as to 25% of these shares on an annual basis on March 8, 2022, 2023, 2024 and 2025. Vesting of these shares automatically accelerates upon a change in control of the Company.

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

Long Term Incentive Plans

Effective February 22, 2021, the Company established the RC-1 2021 Equity Incentive Plan (the “Plan”) which provides for the following:

•	The reservation of 15,000,000 shares of our Common Stock (the “Incentive Shares”) that may be issued to employees, directors, consultants and advisors that provide services to the Company;
•	Incentive Shares may be granted in the form of stock options (including incentive stock options), stock grants, stock appreciation rights, or restricted stock units; and
•	Administration of the Plan will be by the Board of Directors or a committee established by the Board of Directors, including the including the approval of all grants and terms of such grants and terms thereunder including applicable exercise prices of stock options and vesting conditions.

Subsequent grants of stock options totaling 5,747,368 shares of Common Stock have been made under the Plan, representing 6% of our outstanding Common Stock and 40% of the total shares available under the Plan.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On October 1, 2009 General Pacific Partners, LLC ("GPP") one of our principal shareholders, that is wholly owned and managed by Kevin O'Connell, our former President and Chief Executive Officer, established a Line of Credit of $600,000 due on demand. The Line of Credit carries annual interest at 8%. As of December 31, 2020, a total of $55,000 had been drawn on this Line of Credit, which is no longer was available to the Company.

On August 1, 2013, DEVCAP Partners, LLC, (“DEVCAP”) a Texas limited liability company that was wholly owned and managed by Kevin O'Connell, established a Line of Credit for the Company of $300,000 which was later increased to $600,000. DEVCAP assigned its interest in this line of credit to FinTekk AP, LLC, a company also controlled by Mr. O’Connell, effective January 1, 2020. At December 31, 2020, a total of $600 had been drawn on this line of credit, which is no longer available to the Company.

On October 15, 2012 TVP Investments, LLC established a Line of Credit of $500,000. TVP Investments, LLC is a Georgia limited liability company. As of December 31, 2020, we had drawn $75,000 of principal on this Line of Credit and had accrued and unpaid interest of $52,418. The terms of this Line of Credit contain annualized interest of 10%, quarterly interest payments and matured on December 31, 2020.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

In 2020, We retained Assurance Dimensions, Certified Public Accountants and Associates of Coconut Creek, FL to audit the 2019 financial statement. The aggregate fees billed by Assurance Dimensions for professional services rendered for the audit of the Company’s annual financial statements and review of unaudited financial statements for the year ended December 31, 2020 and 2019, was $24,620 and $28,950 respectively.

Tax Fees

For the years ended December 31, 2020 and 2019, the Company incurred no fees from Assurance Dimensions for tax compliance.

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

RC-1, Inc.

Date: April 14, 2021	By:	/s/John E. Parker
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

RC-1, Inc.

Date: April 14, 2021	By:	/s/John E. Parker
President and Chief Executive Officer

RC-1, Inc.

Date: April 14, 2021	By:	/s/John E. Parker
Chief Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

RC-1, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RC-1, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss of $15,301 for the year ended December 31, 2020 and a working capital deficit and accumulated deficit of approximately $361,722 and $3,355,722 respectively, at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

Description of the Matter

The Company had a net loss of $15,301 for the year ended December 31, 2020 and a working capital deficit and accumulated deficit of approximately $361,722 and $3,355,722 respectively, at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of 1 year from the issuance date of this report.

How We Addressed the Matter in Our Audit

The primary procedure we performed to address this critical audit matter included the following: obtaining and discussing with management their plans and analysis to support the entity’s cash flow position. The support obtained did not alleviate substantial doubt, resulting in the above explanatory paragraph as it relates to going concern.

We have served as the Company’s auditor since 2019.
Margate, Florida
April 14, 2021

RC-1, Inc.

BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

Current assets
Cash	$55,075	$50,106
Note receivable - related party	–	50,000
Interest receivable - related party	–	892
Total current assets	55,075	100,998

Property and Equipment - net	4,954	7,157
Total long-term assets	4,954	7,157

Total Assets	$60,029	$108,155

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$46,685	$29,668
Accrued liabilities - related party	103,337	161,601
Line of credit, current portion	75,000	75,000
Line of credit to related parties	55,600	18,964
Accrued interest payable	52,418	44,918
Accrued interest - line of credit to related parties	83,757	119,471
Total current liabilities	416,797	449,622

Total Liabilities	416,797	449,622

Stockholders' Deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.001 par value;250,000,000 shares authorized; 13,929,581 issued and outstanding	13,930	13,930
Additional paid in capital	2,895,024	2,865,024
Common stock issuable	90,000	120,000
Accumulated deficit	(3,355,722)	(3,340,421)
Stockholders' Deficit	(356,768)	(341,467)

Total Liabilities and Stockholders' Deficit	$60,029	$108,155

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

Revenues
Consulting fees	$5,000	$–
Consulting fees - related parties	125,635	110,508
	130,635	110,508

Operating Expenses
Consulting - related parties	61,350	60,000
General and administrative	10,795	73,679
Professional fees	66,517	38,550
	138, 662	172,229

Loss from operations	(8,027)	(61,721)

Other (expense) income:
Interest expense - unrelated parties	(7,500)	(7,500)
Interest expense - related parties	(16,610)	(656)
Interest income - related parties	16,836	892
Gain on sale of assets - related party	–	20,000
	(7,274)	12,736

Loss before income taxes	(15,301)	(48,985)

Income tax provision	–	–

Net loss	$(15,301)	$(48,985)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	13,929,581	13,929,581

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
		Amount	Additional	Common	Accumulated	Shareholders'
	Shares	($.001Par)	Paid in Capital	Stock Issuable	Deficit	Deficit

Balances at December 31, 2018	13,929,581	$13,930	$2,865,024	$120,000	$(3,291,436)	$(292,482)

Net loss	–	–	–	–	(48,985)	(48,985)

Balances at December 31, 2019	13,929,581	13,930	2,865,024	$120,000	(3,340,421)	(341,467)

Shares to be cancelled at end of direct financing lease	–	–	30,000	(30,000)	–	–

Net loss	–	–	–	–	(15,301)	(15,301)

Balances at December 31, 2020	13,929,581	$13,930	$2,895,024	$90,000	$(3,355,722)	$(356,768)

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(15,301)	$(48,985)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	2,203	6,369
Non-cash rent expense	–	60,000
Gain on sale of assets	–	(20,000)

Changes in Operating Assets and Liabilities
Decrease in lease receivable – related party	300,000	–
(Increase) Decrease in interest receivable	892	(892)
(Decrease) Increase in accounts payable	17,017	(27,124)
(Decrease) Increase in accounts payable – related party	(58,264)	71,337
Increase in accrued interest - unrelated parties	7,500	7,500
(Decrease) Increase in accrued interest - related parties	(35,714)	655
Net cash provided by (used) in operating activities	218,333	48,860

Cash Flows From Investing Activities:
Purchase of assets for financing lease	(300,000)	–
Collections on note receivable	50,000	–
Net cash used in investing activities	(250,000)	–

Cash Flows From Financing Activities:
Proceeds from line of credit to related parties	466,246	215,000
Payments on line of credit to related parties	(429,610)	(264,350)
Proceeds from loan – related party	287,500	–
Payments on loan – related party	(287,500)	–
Net cash provided by (used) in financing activities	36,636	(49,350)

Net (Increase) Decrease in Cash	4,969	(490)

Cash At The Beginning of The Year	50,106	50,596

Cash At The End of The Year	$55,075	$50,106

Schedule Of Non-Cash Investing And Financing Activities
Asset transferred in direct financing lease	$300,000	$–
Asset sold for note receivable	$–	$50,000

Supplemental Disclosure
Cash paid for interest	$52,324	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of the financial statements.

RC-1, Inc.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2020 and 2019

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

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2020 and 2019 the Company determined that there was no impairment of long-lived assets.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2020 and 2019, there were no unrecognized tax benefits.

Net loss per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. For the year ended December 31, 2020, there were 600,000 potentially dilutive shares. For the year ended December 31, 2019, 800,000 shares of common stock issuable are considered anti-dilutive.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2020 and 2019.

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

The Company has a minimum cash balance available for payment of ongoing operating expenses. As of December31, 2020, the Company has an accumulated deficit of $3,355,722 and negative working capital of $361,722. For the year ended December 31, 2020, the Company had a net loss of $15,301. These matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available or will be available on terms acceptable to the Company.

NOTE 4. PROPERTY & EQUIPMENT

Property & Equipment values recorded at cost are as follows:

	December 31, 2020	December 31, 2019

Racecars & Equipment	$11,013	$11,013
Less: Accumulated depreciation	(6,059)	(3,856)

Property & Equipment, net	$4,954	$7,157

Depreciation expense was $2,203 and $6,369 for the years the years ended December 31, 2020 and 2019, respectively.

On June 1, 2019, the Company sold two racecars to a related party for $50,000, recognizing a gain of $20,000. The racecars were purchased from the same party in 2017.

NOTE 5. NOTE RECEIVABLE – RELATED PARTY

On June 1, 2019, the Company sold two racecars to a related party for a $50,000 note receivable, resulting in a gain of $20,000. The interest rate on the note is 1% per annum and payments of $1,000 per month were to begin August 2019 and increase to $4,778 per month in March 2020, with a final payment of $525 in December 2020. Due to the disruption caused by the COVID-19 pandemic, payments due but unpaid in 2019 were paid in January 2020. Effective April 2020, the repayment terms were amended and of $1,350 were due after each event in the NASCAR race schedule which consists of 36 events ending in November 2020. The balance of the note was $0 and $50,000 as of December 31, 2020 and 2019, respectively.

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

On August 11, 2020, the lessee paid the remaining balance of the lease obligation of $245,811 and took possession of the car. The Company waived the $1,000 exercise price and the lessee took possession of the car. The 200,000 shares of stock had not been formally cancelled as of December 31, 2020.

NOTE 7. LINES OF CREDIT

	December 31, 2020	December 31, 2019
TVP Investments, LLC	$75,000	$75,000
Less: current portion	(75,000)	(75.000)
Long-term portion	$–	$–

On October 15, 2012, the Company entered into a revolving line of credit agreement with TVP Investments, LLC, a Georgia Limited Liability Company in the amount up to $500,000. The line of credit is unsecured, bears interest of 10% and has a maturity date of December 31, 2023. As of December 31, 2020 and 2019, the Company had accrued interest on this line of credit in the amounts of $52,418 and $44,918, respectively. Interest expense of $7,500 was reported on the statement of operations for the years ended December 31, 2020 and 2019.

The Company has a business line of credit up to $3,000 with Well Fargo bank. The line of credit is unsecured with a variable interest rate of approximately 18.0% and a maturity date of July 2022. The balance due of this line of credit was zero as of December 31, 2020 and 2019.

NOTE 8. STOCKHOLDERS’ DEFICIT

There are 10,000,000 shares of preferred stock authorized with a $.001 par value, of which no shares are outstanding.

 There are 250,000,000 shares of common stock authorized with a par value of $.001 per share, of which 13,929,581 shares are issued and outstanding as at December 31, 2020 and 2019.

In January 2017, the Company entered into a 36-month warehouse lease with related party Rick Ware Leasing, LLC, payable in 1,200,000 shares of the Company’s common stock valued at $180,000. Rent expense of $60,000 was reflected as rent expense on the statement of operations in each year. The agreement called for 400,000 shares to be issued and the $60,000 was considered prepaid December 31, 2018. In July 2017, 400,000 shares were issued. As of December 31, 2020, the remaining 800,000 shares valued at $120,000 have not been issued and are reported within stockholders’ deficit on the balance sheet. The lease agreement expired December 31, 2019 and was not renewed. See Note 7 for equity transactions with related parties.

During the year ended December 31, 2020, the Company recorded shares to be canceled at the end of a direct financing lease for $30,000 as further described in Note 6.

NOTE 9. RELATED PARTY TRANSACTIONS

Consulting revenue from related parties

On February 15, 2019, the Company entered into a three-year contract to provide marketing and branding consulting services to a related party. The majority shareholder of the client is also a shareholder in the Company. Consulting fees recognized for the year ended December 31, 2020 was $125,635 and 2019 was $110,508.

Consulting expense to related parties

On January 1, 2015, the Company extended for three years a previous consulting agreement with a company owned and operated by the CEO and majority shareholder to provide consulting services in the motor sports marketing industry. The agreement was extended for another three years on December 31, 2018. The consulting agreement requires a $5,000 monthly fee and can be terminated by either party pursuant to a 60-day notice. As of December 31, 2020 and 2019, the Company had an accrued liability balance due to this related party of $103,337 and $161,601, respectively.

Accrued liabilities to related parties

During race events, the Company charges various event related expenses to credit cards of the majority shareholder. These expenses are recorded as accounts payable to related parties at the time the charges are made and reimbursed at the conclusion of the event. The Company had a balance due of $10,936   and $11,801 as of December 31, 2020 and 2019, respectively.

Line of credit to related parties

On October 1, 2009, the Company entered into a line of credit agreement for up to $600,000 with a related party owned and operated by the CEO and majority shareholder that also provides motor sports marketing industry consulting services to the Company as needed. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. The line of credit bears interest at eight percent (8%) per annum with a maturity date of December 31, 2023. As of December 31, 2020, and 2019, the Company owed $55,000 and $18,964, respectively, in operating advances from this related party. As of December 31, 2020 and 2019, the Company had accrued interest on this line of credit in the amounts of $167 and $35,929, respectively. Interest expense of $2,872 and $614 was reported on the statement of operations for the years ended December 31, 2020 and 2019, respectively.

On August 5, 2013, the Company entered into a line of credit agreement for up to $500,000 with a related party owned and operated by the CEO and majority shareholder. On January 1, 2017 the line of credit was extended to $600,000. The line bears interest at 8% per annum and has a maturity date of August 1, 2020. This loan is collateralized by all of the property owned by the Company located in California. Under the agreement, the Company receives operating fund advances and reimbursement for expenses incurred on behalf of the Company. As of December 31, 2020 and 2019, the Company owed $600 and $600, respectively, in operating advances to this related party. As of December 31, 2020, and 2019, the Company had accrued interest on this line of credit in the amounts of $83,591 and $83,543, respectively. Interest expense of $48 and $42 was reported on the statement of operations for the years ended December 31, 2020 and 2019, respectively.

Note receivable – related party

On June 1, 2019, the Company sold two racecars to a related party for $50,000 resulting in a gain of $20,000. The racecars had been purchased from the same party in 2017. The interest rate on the note is 1% per annum and payments of $1,000 per month beginning August of 2019 and increasing to $4,778 per month in March 2020, with a final payment of $525 due in December of 2020. See Note 5 for details.

Lease receivable – related party

On January 28, 2020, the Company purchased an Audi Sportscar from a related party for $300,000. On February 15, 2020, the Company leased the vehicle back to the same related party. The term of the lease is for 24 months with payments of $14,125 per month. At the end of the lease, 200,000 shares of stock of the Company owned by the related party will be cancelled at a value of $.15 per share. In addition, the related party has the right to purchase the car for $1,000. On August 11, 2020, the lessee paid the remaining balance of the lease obligation of $245,81, the Company wiaved the $1,000 purchase fee, and took possession of the car. See Note 6 for details.

NOTE 10. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2020	2019
Current tax provision:
Federal	$–	$–

Deferred tax provision (benefit):
Federal	(141,080)	(81,282)
Change in valuation allowance	141,080	81,282

Total provision for income tax	$–	$–

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

	2020	2019
Deferred tax assets:
Operating losses	$143,260	$51,925
Accrued related party expenses	91,101	33,936
Accrued related party interest	17,553	25,089
Total deferred tax assets:	251,914	110,950

Deferred tax liabilities:
Depreciation differences	–	(116)
Total deferred tax liabilities	–	(116)

Net deferred tax asset	251,914	110,834
Less: valuation allowance	(251,914)	(110,834)
Net deferred income tax asset	$–	$–

At December 31, 2020 and 2019, the Company had net operating loss carryforwards of $1,695,980 and $1,587,593 respectively, of which approximately $1,500,000 begin to expire in 2029 and the remainder is carried forward indefinitely.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward policies) and the projected future taxable income and tax planning strategies in making this assessment. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those deferred tax assets and liabilities are expected to be realized or settled. Management records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely-than-not to be realized. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2020 and 2019 was approximately $141,080 and $110,834, respectively.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows at December 31:

	2020	2019

U.S. federal statutory tax rate	21.00%	21.00%
Change in valuation allowance	-21.00%	-21.00%
Total	0.00%	0.00%

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2020, and 2019, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. The state of Nevada does not impose an income tax on corporations. Tax years for 2014 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

NOTE 11. SUBSEQUENT EVENTS

COVID-19

The COVID-19 outbreak in 2020 had a significant impact on business in general. The NASCAR race schedule was severely disrupted. The Company’s operations are directly connected to the NASCAR schedule. Due to the disruption in NASCAR events, collection of revenues and payment of expenses was delayed in some cases. Overall, revenues and expenses for 2020 were consistent with prior periods. The Company did not experience a significant detrimental change. Management believes the 2021 NASCAR race schedule will not be significantly impacted and should not have a material impact on future operations. Due to the level of risk this virus may have on the global economy, it is at least reasonably possible that it could have an impact on the operations of the Company in the near term that could materially impact the Company’s financials.

Entry into a Material Definitive Agreement.

Share Exchange Agreement and Subscriptions

Effective February 1, 2021 (the “Closing Date”), RC-1, Inc. (“RC-1”) entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”) by and among RC-1, The Home Integrator Holdings, LLC, a Delaware limited liability company (“Hi Solutions”), and the members of Hi Solutions (the “Hi Members”). Pursuant to the Share Exchange Agreement, RC-1 agreed to exchange the outstanding membership interests of Hi Solutions held by the Hi Members for shares of common stock of RC-1 (the “Common Stock”). At the Closing Date, RC-1, on a fully-diluted basis, issued or reserved for issuance upon the exercise of stock options, 90,000,000 shares of Common Stock to the Hi Members, representing 90% of the issued and outstanding shares of Common Stock, calculated on a fully-diluted basis, following such issuance.

As a result of the Share Exchange Agreement and the other transactions contemplated thereunder, Hi Solutions is now a wholly owned subsidiary of RC-1. The above description of the Share Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Share Exchange Agreement.

At the Closing Date, the then sole officer and director of RC-1, Kevin O’Connell, resigned from all executive officer positions with the Company, including Chief Executive Officer and President, and as a member of the Board, and John E. Parker was appointed as Chief Executive Officer, President, Secretary and Director; Michael T. Moe was appointed as Executive Chairman of the Board; and Anita Rehman was elected as a Director.

Hi Solutions was formed in January 2020 with Hi Solutions was formed in January 2020 to deliver technology solutions to the home and small business markets, which we refer to as the “DomesTECH” market. DomesTECH solutions enable smarter homes and a smarter work-from-home workforce by connecting and integrating technologies to achieve greater reliability, speed, security, and harmony.

The Company intends to implement its strategy by executing a program to acquire independently owned businesses across the United States that operate in the DomesTECH business segment (the “Rollup Program”), and then seek to achieve organic growth and introduce new services and technologies across its expanding geographic footprint.

Unit Exchange Agreement

Effective November 30, 2020, Hi Solutions completed the acquisition of The Home Integrator of the Delaware Valley, LLC (“Hi Delaware Valley”) through an Unit Exchange Agreement dated as of November 30, 2020 by and among Hi Solutions and the equity members of Hi Delaware Valley (the “Unit Exchange Agreement”). Hi Delaware Valley was formed in January 2020 for the express purpose of entering the Target Business Sector before embarking on the planned Rollup Program. Hi Delaware Valley commenced its business in June 2020 within the Target Business Sector and is the first acquisition completed in the Rollup Program.

Unregistered Sales of Equity Securities

Pursuant to the terms of the Share Exchange Agreement, the Company shall issue up to 90,000,000 shares of Common Stock in exchange for 100% of the membership interests of HI.

These securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act. The securities were exempt from registration under Section 4(2) of the Securities Act because the issuance of such securities by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Material Modification of Rights of Security Holders

On February 16, 2021 RC-1 created a new series of its Preferred Stock, par value $0.0001 per share, designated as “Series A Preferred Stock”. The Series A Preferred Stock is only issuable upon the failure of the Company to issue additional shares of Common Stock (“Make Good Shares”) to the prior stockholders of RC-1 (the “Prior Stockholders”) in the event that the Company breaches certain conditions set forth in Section 7.12 of the Share Exchange Agreement. The triggering conditions in the Share Exchange Agreement are (i) any balance sheet contained in any of the Company’s Quarterly Reports on Form 10-Q (a “10-Q”) shall have less than $25,000 in cash or cash equivalents or (ii) the Company shall fail to timely file any 10-Q which is not subsequently filed within thirty (30) days of the applicable required filing date. The number of newly Make Good Shares to be issued is equal to 1.0% of the total issued and outstanding shares of Common Stock of the Company as of the applicable quarterly period covered by the 10-Q. The foregoing covenant to issue Make Good Shares automatically terminates on the date of the end of the fiscal quarter in which the Company first generates total revenues for such fiscal quarter of at least two and one half million dollars ($2,500,000). Should the Company not timely issue Make Good Shares, the Company is required to issue shares of the Series A Preferred Stock to the Prior Stockholders.

Changes in Control of Registrant

The Company issued 85,789,474 shares of Common Stock, and reserved for issuance 4,210,526 shares of Common Stock upon the exercise of stock options, to the Hi Members in exchange for 100% of the membership interests of Hi Solutions. The issuance of Common Stock to the Hi Members, as calculated on a fully-diluted basis assuming the exercise of all such stock options, totals 90,000,000 Shares of Common Stock representing 90% percent of the issued and outstanding of Common Stock on a fully-diluted basis.

The following persons and entities are now the owners of more than ten percent (10%) of the outstanding Common Stock, as calculated on a fully-diluted basis:

Name of Holder	Shares of Common Stock	Percentage Ownership

St. Michaels Ventures, LLC	22,526,316	23.5%
Michael T. Moe	22,526,316	23.5%
Pineville Partners I, LLC*	16,631,579	17.4%

_______________________

*John E. Parker maintains voting control and the majority economic ownership of Pineville Partners I, LLC

