Form 10-Q
period 2021-03-31
RC-1, Inc.
filed 2021-06-04
CIK 1665598

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number 333-210960

RC-1, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-1449268
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 S. State Street

Suite S103

Newtown, PA 18940

(Address of principal executive offices)

484-249-9801

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

There were 95,789,474 shares of the registrant’s common stock, $0.001 par value per share, outstanding on May 28, 2021.

RC-1, INC.

PART I – FINANCIAL INFORMATION

Item 1 - Financial Statements

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$241,750	$21,501
Accounts receivable, net	48,703	19,689
Inventory	73,672	19,130
Total current assets	364,125	60,320
PROPERTY AND EQUIPMENT
Property and equipment	35,901	35,901
Accumulated depreciation	(6,582)	(4,787)
Net property and equipment	29,319	31,114
OTHER ASSETS
Deposit	3,500	–
Total other assets	3,500	–
Total Assets	$396,944	$91,434
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$48,060	$92,206
Accrued liabilities	56,741	38,261
Customer deposits	41,718	–
Note payable, current portion	5,277	5,277
Note payable, related party	95,491	95,491
Total current liabilities	247,287	231,235
LONG TERM LIABILITIES
Note payable, long term portion	17,364	20,861
Total long term liabilities	17,364	20,861
Total Liabilities	264,651	252,096
Commitments and Contingencies		–
STOCKHOLDERS’ EQUITY
Preferred stock,$0.001 par value, 10,000,000 shares authorized; Series A 100,000 and 0 issued and outstanding	100	–
Common stock,$0.001 par value; 250,000,000 shares authorized; 95,789,474 and 80,000,000 issued and outstanding	95,789	80,000
Additional paid in capital	496,076	(71,642)
Accumulated deficit	(459,672)	(169,020)
Total stockholders’ equity	132,293	(160,662)
Total Liabilities and Stockholders’ Equity	$396,944	$91,434

RC-1 Inc.

(Home Integrators Holding, LLC, a wholly owned subsidiary)

Condensed Consolidated Statements of Operations

Three months ended March 31,

	2021	2020
REVENUES	(unaudited)	(unaudited)
Revenue	$61,854	$–

COST OF SALES
Cost of sales	33,306	–

Gross margin	28,548	–

OPERATING EXPENSES
General and administrative	112,041	–
Depreciation expense	1,795	–
Wages	128,706	–
Professional fees	76,104	–

Total operating expenses	318,646	–

Loss from operations	(290,098)	–

Other expense
Interest expense	554	–

Total other expense	554	–

Net loss before income taxes	(290,652)	–
Income taxes	–	–

Net loss	$(290,652)	$–

Net loss per share (basic and diluted)	$0.00	$–

Weighted average shares outstanding, (basic and diluted)	90,536,550	80,000,000

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

(unaudited)

	Preferred		Common		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity

BALANCE, January 1, 2021	–	$–	80,000,000	$80,000	$(71,642)	$(169,020)	$(160,662)

Issuance of shares for cash	–	–	5,789,474	5,789	544,211	–	550,000
Amortization of option grant compensation	–	–	–	–	33,606	–	33,606
Issuance of shares to effect acquisition	100,000	100	10,000,000	10,000	(10,100)	–	–
Net loss	–	–	–	–	–	(290,652)	(290,652)

BALANCE, March 31, 2021	100,000	$100	95,789,474	$95,789	$496,076	$(459,672)	$132,293

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2020

(unaudited)

	Preferred		Common		Additional		Total
	Number of Shares	Par Value	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders’ Equity

BALANCE, January 1, 2020	–	$–	80,000,000	$80,000	$(79,975)	$–	$25

Net activity for the period	–	–	–	–	–	–	–
					–
BALANCE, March 31, 2020	–	$–	80,000,000	$80,000	$(79,975)	$–	$25

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31,

	2021	2020
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(290,652)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,795	–
Share based compensation	33,606	–
Changes in operating assets and liabilities:
Increase in accounts receivable	(29,014)	–
Increase in inventory	(54,542)	–
Increase in deposits	(3,500)	–
Decrease in accounts payable	(44,146)	–
Increase in accrued liabilities	18,481	–
Increase in customer deposits	41,718	–
Net cash used in operating activities	(326,254)	–

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on third party debt	(3,497)	–
Proceeds from sale of shares of common stock	550,000	–
Net cash provided by financing activities	546,503	–
Net increase in cash	220,249	–

CASH, January 1,	21,501	–
CASH, end of period	$241,750	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$554	$–
Income tax paid in cash	$–	$–
Non-Cash Investing and Financing Activities:
Common stock issued to effect acquisition	$(10,000)	$–
Preferred stock issued to effect acquisition	$(100)	$–

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Notes to Condensed Consolidated Financial Statements

(Information with respect to the three months ended March 31, 2021 and 2020 is unaudited)

(1) ORGANIZATION AND NATURE OF OPERATIONS

RC-1 Inc., (the “Company” or “RC-1"), was incorporated under the laws of the State of Nevada on May 14, 2009. On February 1, 2021, RC-1 entered into a Share Exchange Agreement with HIH, whereby HIH became a wholly owned subsidiary. The Share Exchange has been treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes and HIH is considered the acquirer for financial reporting purposes. This means that the Company’s historical financial statements before the acquisition have been replaced with the historical financial statements of HIH before the acquisition in this quarterly report and future filings with the U.S. SEC. Concurrently with the acquisition the legacy net assets and liabilities of RC-1 were spun off to the RC-1 former management.

The Home Integrator of the Delaware Valley, LLC, (“HIDV”) was formed on January 27, 2020, under the laws of the State of Delaware. In November 2020, HIDV became a wholly owned subsidiary of The Home Integrator Holdings, LLC., (“the Company,” or “HIH”), an entity formed on January 28, 2020, under the laws of the State of Delaware. The transaction was accounted for as a recapitalization, with retrospective treatment.

The Company’s business activities are primarily integrating smart appliances and security systems for residences.

The accompanying consolidated financial statements include the activities of RC-1, Inc.; The Home Integrator Holdings, LLC and The Home Integrators of the Delaware Valley, LLC, its wholly owned subsidiaries.

(2) LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2021, the Company recorded a loss of approximately $290,600 and has an accumulated deficit of approximately $460,000 at March 31, 2021. The ability of the Company to continue as a going concern is dependent upon increasing operations, developing sales and obtaining additional capital and financing. The Company is seeking to raise sufficient equity capital to enable it to continue to grow its operations and to enable it to pay off its existing indebtedness. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Basis of Presentation and Principles of Consolidation The Company’s consolidated financial statements include the financial statements of RC-1, Home Integrator Holdings, LLC and, The Home Integrator of the Delaware Valley, LLC, its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") in the United States of America ("U.S.") as promulgated by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the period shown. The results of operations for the three months ended March 31, 2021, presented are not necessarily indicative of the results expected for any future period.

Use of Estimates The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements involved the valuation of depreciable lives of the fixed assets, valuation of long lived assets, recoverability of accounts receivables and valuation of equity issued as compensation.

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Notes to Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

b) Cash and cash equivalents The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no financial instruments that qualified as cash equivalents at March 31, 2021, or December 31, 2020.

c) Inventories Inventories consist of equipment to be installed and supplies and are valued at the lower of cost (first-in, first-out method) or market using the specific identification method.

d) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, generally three, five or seven years, using the straight-line method. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

e) Impairment of long-lived assets A long-lived asset is tested for impairment whenever events or changes in circumstances indicate that its carrying value amount may not be recoverable. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted cash flows resulting from its use and eventual disposition. The impairment loss is measured as the amount by which the carrying amount of the long-lived assets exceeds its fair value.

f) Financial instruments and Fair value measurements ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

ASC 825 also requires disclosures of the fair value of financial instruments. The carrying value of the Company’s current financial instruments, which include cash, accounts payable, accrued liabilities and notes payable approximates their fair values because of the short-term maturities of these instruments and market interest.

FASB ASC 820 “Fair Value Measurement” clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Notes to Condensed Consolidated Financial Statements

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g) Revenue recognition The Company recognizes revenues under the framework prescribed in ASC 606 “Revenues from Contracts with Customers”. This revenue recognition standard has a five step process: a) Determine whether a contract exists; b) Identify the performance obligations; c) Determine the transaction price; d) Allocate the transaction price; e) Recognize revenue when (or as) performance obligations are satisfied. The Company’s principal operations are the installation of integrated systems in homes with payment due upon completion, which corresponds to a single performance obligation. Revenue is recognized upon completion, (delivery and installation), of the contract as the performance obligation is satisfied by transferring control of the goods and services to the customer.

h) Income Taxes Prior to the February 1, 2021, acquisition HIH was a limited liability company taxed as a partnership. The Partnership is not a taxpaying entity for federal or state income tax purposes; accordingly, a provision for income taxes had not been recorded in the accompanying financial statements. Partnership income or losses for periods prior to the February 1, 2021 acquisition were reflected in the partners’ individual or corporate tax returns in accordance with their ownership percentages.

As defined by Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, “Income Taxes” no provision or liability for materially uncertain tax positions was deemed necessary by management. Therefore, no provision or liability for uncertain tax positions has been included in these financial statements.

i) Recent accounting pronouncements Certain FASB Accounting Standard Updates (“ASU”) that are not effective are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

(4) ACCOUNTS RECEIVABLE

The Company adopted Financial Accounting Standards Board Accounting Standards Update (ASU) 2016-13 (Topic 326) “Measurement of Credit Losses on Financial Instruments” at inception. This ASU requires the Company to report its trade receivables not held for sale net of an allowance for credit losses. At March 31, 2021 and December 31, 2020, accounts receivable are reflected net of an allowance for credit losses in the amount of $0 and $5,047, respectively.

(5) PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	March 31, 2021	December 31, 2020
Fixed Assets	$35,901	$35,901
Less: accumulated depreciation	(6,582)	(4,787)
Total P&E	$29,319	$31,114

Depreciation expense for the three months ended March 31, 2021 and 2020 was $1,795 and $0, respectively.

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Notes to Condensed Consolidated Financial Statements

(6) NOTES PAYABLE

During 2020, the Company, through its wholly owned subsidiary, HIDV, entered into two notes payable.

One note in the amount of $95,491 is owed to a related party under a demand note that carries no interest.

The second note is payable to a third party at a rate of $576 monthly, has a remaining principal balance of $22,641 and $26,138 at March 31, 2021 and December 31, 2020, carries a 6.99% interest rate and matures in April 2025. This note is secured by a vehicle owned by HIDV. The future commitments under this note are: 2021 - $3,992; 2022 - $5,658; 2023 - $6,066; 2024 - $6,504 and 2025 - $421.

(7) COMMITMENTS AND CONTINGENCIES

a) Legal Matters From time to time, the Company may be involved in asserted claims or litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

(8) STOCKHOLDERS’ EQUITY

At March 31, 2021and December 31, 2020, the Company is authorized to issue 250,000,000 shares of $0.001 par value common stock and has 95,789,474 and 80,000,000 shares issued and outstanding, respectively. At March 31, 2021, and December 31, 2020, the Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock and has 100,000 Series A and 0 shares issued and outstanding, respectively.

In the first quarter 2021, the Company issued 5,789,474 shares of common stock in exchange for $550,000 in cash. On February 1, 2021, the Company issued 10,000,000 shares of common stock to effect the reverse acquisition.

On December 1, 2020, the HIH granted 400,000 Class I units to an employee. The units vest at a rate of 100,000 units on the annual anniversary date of the grant and require the employee to be continuously employed at the Company during the vesting year. These units have a stated capital account of zero for U.S. IRS tax Code purposes. The Company has calculated the fair value of the Class I units at $1.00 per unit, (total value $400,000). The Company was amortizing the grant value over the vesting period as compensation expense at the rate of $8,333 per month. At the date of the reverse acquisition, February 1, 2021 these Class I units were cancelled and replaced by a stock option plan of RC-1 shares.

The rights and privileges of the Series A preferred stock are: if the Company ceases to be a reporting entity under the Federal Securities laws, the Series A preferred has the option, as a group, to convert to common shares equal to 66 and 2/3% of the then issued and outstanding common stock.

(9) EQUITY INCENTIVE PLAN

In the first quarter 2021, the Company’s Board of Directors adopted an Equity Incentive Plan. Under this Plan the Company can award Stock Appreciation Rights, (SARs), restricted stock or restricted stock units and incentive stock options and non-qualified stock options to employees or to third parties that provide services to the Company. The Company is limited to issuing a maximum of 15,000,000 shares under this plan.

RC-1 Inc.

(Home Integrator Holdings, LLC, a wholly owned subsidiary)

Notes to Condensed Consolidated Financial Statements

(9) EQUITY INCENTIVE PLAN (continued)

In February 2021, the Company granted an option to replace the Member Unit Grant of HIH that had been extended to a single employee. The option is for 4,210,526 shares of common stock with an exercise price of $0.3563 per share and an expiration of February 1, 2031. These option vest at the rate of 1,052,652 shares on December 1 of 2021, 2022, 2023 and 2024. The Company is amortizing the compensation expense of the grant, $400,000, over the vesting periods, or $8,333 per month.

In March 2021, the Company granted an option to an employee for 2,873,684 shares of common stock with an exercise price of $0.0835 per share and an expiration of February 1, 2031. These options vest at the rate of 718,421 shares on March 15 of 2021, 2022, 2023 and 2024. The Company is amortizing the compensation expense of the grant, $33,047, over the vesting periods, or $688 per month.

(10) RELATED PARTIES

The Company is obligated under a note payable to a related party through its wholly owned subsidiary HIDV in the amount of $95,491. This note does not carry an interest rate is due upon demand.

(11) CONCENTRATIONS OF RISK

The Company maintains its cash in bank deposit accounts, which may, at times, may exceed federally insured limits. The Company had no cash balances in excess of FDIC insured limits at March 31, 2021 or December 31, 2020.

(12) COVID-19 PANDEMIC

The Company’s management is unable to predict the full impact of COVID-19 on the Company.

The corona virus pandemic and subsequent state ordered shut down had an effect upon the Company’s operations. The Company’s access to capital was severely curtailed to totally eliminated, during the pandemic. The Company as yet does not know what the ultimate consequences of the pandemic will be upon its business model.

(13) SUBSEQUENT EVENTS

On May 31, 2021, the Company acquired two entities - Media Design Associates Inc, (MDA), and Booyah Technologies LLC, (BTL).

The Company issued 10,263,288 shares of common stock and a $625,000 promissory note and additional shares of the Company’s common stock in a number equal to 50% of MDA’s 2021 revenue divided by the average closing price of the Company’s common stock for the last 20 trading days of 2021, in exchange for all the issued and outstanding common stock of MDA.

The Company issued 7,244,626 shares of common stock and additional shares of the Company’s common stock in a number equal to 50% of BTL’s 2021 revenue divided by the average closing price of the Company’s common stock for the last 20 trading days of 2021, in exchange for all the issued and outstanding member units of BTL.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include:

•	economic conditions generally and in the targeted industries in which we participate;
•	competition within our targeted industries, including competition from much larger competitors;
•	technological advances;
•	our ability to acquire companies within our targeted industries;
•	our ability to develop and successfully introduce new technologies; and
•	and failure to successfully develop business relationships.

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

We are a small technology services company that resells and integrates products within the “smart” home and small business markets. These products include network, entertainment, home theater, surveillance and security, access control, shades, lighting and control systems. We deliver our solutions containing some or all of these products in a manner that is custom designed to meet the unique preferences of our customers. The resulting highly personalized automation systems enable our customers to better utilize the power and capabilities of these technologies and realize greater reliability, speed, security, and harmony.

We have previously been engaged in an auto competition and event management business that participated primarily in NASCAR and IMSA sanctioned events, which business has been discontinued.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

•	Exemptions for emerging growth companies from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

•	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

•	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

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

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Condensed Consolidated Financial Statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Use of Estimates – These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life of our long-lived assets, our net operating loss for tax purposes. Actual results could differ from those estimates.

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

Our principal operations involve the resale of home electronics products and design and installation services relating to these products. Payment is due upon completion, which corresponds to a single performance obligation. Revenue is recognized upon completion of the contracts as the performance obligation is satisfied by transferring control of the goods and services to the customer. Our expenses are recognized in the period the products are delivered and services are provided.

Property and equipment – Property and equipment are recorded at cost and depreciated under the straight-line method over each item's estimated useful life.

Long-Lived Assets – We follow FASB ASC 360-10-35 which has established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the periods ending March 31, 2021 and December 31, 2020 no impairment losses were recognized.

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

Plan of Operations

The Company was organized in 2007 as R-Course Promotions, LLC, a California limited liability company, which in 2009 was merged with and into RC-1, Inc., a Nevada corporation (the “Company”). The Company has been engaged since its inception in various aspects of the motorsports industry (the “Motorsports Business”). The Company made a fundamental shift when it consummated a transaction under a Share Exchange Agreement (the “Share Exchange Agreement”) with The Home Integrator Holdings, LLC, a Delaware limited liability company (“Hi Solutions”).

Hi Solutions was formed in January 2020 to deliver technology solutions to the home and small business markets. Our technology solutions enable smarter homes and a smarter work-from-home workforce by connecting and integrating technologies to achieve greater reliability, speed, security, and harmony.

The Company intends to implement its business strategy by:

•	acquiring independently owned home and small business technology integration companies across the United States (the “Rollup Program”):

•	define and implement best practices and core systems to improve their operating performance of our acquired companies and enable them to place greater focus on sales and marketing activities and customer installation and support;

•	drive organic growth through enhanced marketing, new business partnerships, and development and introduction of new services and technologies across our expanding geographic footprint; and

•	provide comprehensive training and career development programs and company-wide equity incentives as part of an intense focus on building a distinct company culture.

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

Effective November 30, 2020, Hi Solutions completed the acquisition of The Home Integrator of the Delaware Valley, LLC (“Hi Delaware Valley”) through a Unit Exchange Agreement dated as of November 30, 2020. Hi Delaware Valley was formed in January 2020 for the express purpose of entering the Target Business Sector before embarking on the planned Rollup Program. Hi Delaware Valley commenced its business in June and is the first acquisition completed in the Rollup Program. The Company’s financial results for the fiscal quarter ended March 31, 2021 are substantially the results of Hi Delaware Valley.

The Company recently acquired the following two additional companies on May 31, 2021:

•	Media Design Associates, Inc., a Florida corporation based in Ft. Lauderdale, Florida (“MDA”); and

•	Booyah Technologies LLC, a Pennsylvania limited liability company based in Huntington Valley, Pennsylvania (“Booyah”).

The MDA acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 31, 2021 by and among the Company, MDA Acquisition Corporation, a wholly-owned subsidiary of the Company (the “Merger Subsidiary”), MDA and Michael Wohl, a resident of the State of Florida. Pursuant to the terms of the Merger Agreement, the Merger Subsidiary merged with and into MDA (the “Merger”) and Michael Wohl was issued 10,263,288 shares of our Common Stock and a promissory note in the amount of $625,000 (the “Note”). The Note is payable on or prior to August 15, 2021. MDA is now a wholly owned subsidiary of the Company as a result of this merger. The shares of our Common Stock issued to Michael Wohl were valued at a negotiated price of $0.2436 per share.

In addition to the shares of Common Stock issued in the Merger, Michael Wohl is eligible to be issued additional shares of Common Stock under the terms of the Merger Agreement equal to fifty percent (50%) of the revenues generated by MDA during the fiscal year ending December 31, 2021. Any such shares of Common Stock will be issued at a value equal to the average closing price of the Common Stock on the last twenty days of trading in 2021.

The Booyah acquisition was consummated pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of May 31, 2021 by and among the Company, Booyah and Ben Marlow, a resident of the Commonwealth of Pennsylvania. Pursuant to the terms of the Purchase Agreement, the Company issued 7,244,626 shares of our Common Stock to Ben Marlow in exchange for all of the outstanding membership interests of Booyah (the “Exchange”). Booyah is now a wholly owned subsidiary of the Company as a result of this exchange. The shares of our Common Stock issued to Ben Marlow were valued at a negotiated price of $0.2436 per share.

In addition to the shares of Common Stock issued in the Exchange, Ben Marlow is eligible to be issued additional shares of Common Stock under the terms of the Purchase Agreement equal to fifty percent (50%) of the revenues generated by Booyah during the fiscal year ending December 31, 2021. Any such shares of Common Stock will be issued at a value equal to the average closing price of the Common Stock on the last twenty days of trading in 2021.

Going Concern

As of March 31, 2021, the Company had an accumulated deficit of approximately $460,000 and negative operating cash flow of approximately $326,000. These factors, together with our historical operating losses raise substantial doubt about our ability to continue as a going concern.

The Company believes it will be able to raise sufficient capital over the next twelve months to finance operations. The Company expects to raise up to $500,000 in capital through the issuance of convertible debt prior to June 30, 2021 and up to additional $4.5 million from the sale of Common Stock prior to September 30, 2021. In addition, the Company expects to generate net positive income and cash flows from the companies it acquires in its Rollup Program. However, there can be no assurances that the Company will be successful in raising this amount of capital or achieving positive cash flow from its operating losses to provide to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

The Company capital requirements consist of general working capital needs. The Company estimates that the cost of operating its business through September 30, 2021 will require additional capital of a minimum of $2,000,000 to fund an estimated:

•	$625,000 to retire the principal balance of the Note due to Michael Wohl
•	$500,000 in compensation paid to corporate personnel, including accounting consultants;
•	$200,000 to retire short-term debt, accounts payable and accrued expenses;
•	$250,000 investment in our operating businesses to fund a variety of growth initiatives;
•	$90,000 in technology development;
•	$60,000 for marketing and branding;
•	$60,000 for accounting expenses;
•	$30,000 for legal expenses;
•	$12,000 in office expenses; and
•	the balance in miscellaneous licensing and other fees and expenses.

At March 31, 2021, the Company had cash of approximately $241,800.

Result of Operations

Three Months Ended March 31, 2021

The Company’s business was commenced in the second quarter of 2020. As a result, the Company does not have a same prior year period with which to compare current year operating results.

Revenues

The Company recognized $61,854 in revenues, all generated by our Hi Delaware Valley subsidiary The Hi Delaware Valley revenue consisted of $37,120 from the re-sale of product and $24,734 from the provision of services.

Operating Expenses

For the three months ended March 31, 2021, operating expenses were a total of $319,000.

Net Loss

The Company incurred a net loss of $290,700 in the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

The Company had approximately $241,800 in cash at March 31, 2021, an accumulated deficit of approximately $460,000 and negative operating cash flow of approximately $326,000. These factors, together with our historical operating losses raise substantial doubt about our ability to continue as a going concern.

Cash Flows for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

Operating activities

During the three months ended March 31, 2021, we used $326,000 in cash from operating activities compared to $0 in cash provided during the same prior year period, an increase of $326,000. The increase was due to the net loss in the current quarter and from an increase in inventory and decrease in liabilities.

Financing activities

We were provided $546,500 in cash in financing activities during the three months ended March 31, 2021 compared to $0 during the same prior year period, due to the private placement of $550,000 of equity securities completed by Hi Solutions in January 2021, reduced by payments on a vehicle loan.

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

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms of the Share Exchange Agreement, the Company issued up to 85,789,474 shares of Common Stock in exchange for 100% of the membership interests of Hi Solutions.

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

ITEM 3. Default Upon Senior Securities

During the three months ended March 31, 2021, the Company had no senior securities issued and outstanding.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Subsequent Events

The Company consummated two acquisitions on May 31, 2021.

The Company acquired all of the outstanding capital stock of Media Design Associates, Inc., a Florida corporation based in Ft. Lauderdale, Florida (“MDA”). This acquisition was consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated as of May 31, 2021 by and among the Company, MDA Acquisition Corporation, a wholly-owned subsidiary of the Company (the “Merger Subsidiary”), MDA and Michael Wohl, a resident of the State of Florida. Pursuant to the terms of the Merger Agreement, the Merger Subsidiary merged with and into MDA (the “Merger”) and Michael Wohl was issued 10,263,288 shares of our Common Stock and a promissory note in the amount of $625,000 (the “Note”). The Note is payable on or prior to August 15, 2021. MDA is now a wholly owned subsidiary of the Company as a result of this merger. The shares of our Common Stock issued to Michael Wohl were valued at a negotiated price of $0.2436 per share.

In addition to the shares of Common Stock issued in the Merger, Michael Wohl is eligible to be issued additional shares of Common Stock under the terms of the Merger Agreement equal to fifty percent (50%) of the revenues generated by MDA during the fiscal year ending December 31, 2021. Any such shares of Common Stock will be issued at a value equal to the average closing price of the Common Stock on the last twenty days of trading in 2021.

The Company acquired all of the outstanding membership interests of Booyah Technologies LLC, a Pennsylvania limited liability company based in Huntington Valley, Pennsylvania (“Booyah”). This acquisition was consummated pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) dated as of May 31, 2021 by and among the Company, Booyah and Ben Marlow, a resident of the Commonwealth of Pennsylvania. Pursuant to the terms of the Purchase Agreement, the Company issued 7,244,626 shares of our Common Stock to Ben Marlow in exchange for all of the outstanding membership interests of Booyah (the “Exchange”). Booyah is now a wholly owned subsidiary of the Company as a result of this exchange. The shares of our Common Stock issued to Ben Marlow were valued at a negotiated price of $0.2436 per share.

In addition to the shares of Common Stock issued in the Exchange, Ben Marlow is eligible to be issued additional shares of Common Stock under the terms of the Purchase Agreement equal to fifty percent (50%) of the revenues generated by Booyah during the fiscal year ending December 31, 2021. Any such shares of Common Stock will be issued at a value equal to the average closing price of the Common Stock on the last twenty days of trading in 2021.

ITEM 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
10.1	Agreement and Plan of Merger dated as of May 31, 2021 by and among RC-1, Inc., MDA Acquisition Corporation, Media Design Associates, Inc. and Michael Wohl
10.2	Membership Interest Purchase Agreement dated as of May 31, 2021 by and among RC-1, Inc., Booyah Technologies LLC and Ben Marlow.
31.1 *	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Principal Executive Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of the Principal Financial Officer pursuant to U.S.C. pursuant to Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Definition Linkbase Document
101.LAB**	XBRL Label Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

* Filed herewith.

** To be filed by amendment

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RC-1, Inc.

June 4, 2021

By: /s/ John E. Parker

John E. Parker

Chief Executive Officer

